Form 10-Q
period 2018-06-30
BrightView Holdings, Inc.
filed 2018-08-09
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-38579

BrightView Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4190788
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 Plymouth Road Suite 500 Plymouth Meeting, Pennsylvania	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 567-7204

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2018, the registrant had 102,425,209 shares of common stock, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements.

Words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, or guarantees of future performance and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in the Company’s final prospectus dated June 27, 2018 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018 pursuant to Rule 424(b)(4) under the Securities Act, and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	general economic and financial conditions;
•	competitive industry pressures;
•	the failure to retain certain current customers, renew existing customer contracts and obtain new customer contracts;
•	a determination by customers to reduce their outsourcing or use of preferred vendors;
•	the dispersed nature of our operating structure;
•	our ability to implement our business strategies and achieve our growth objectives;
•	acquisition and integration risks;
•	the seasonal nature of our landscape maintenance services;
•	our dependence on weather conditions;
•	increases in prices for raw materials and fuel;
•	product shortages and the loss of key suppliers;
•	the conditions and periodic fluctuations of real estate markets, including residential and commercial construction;
•	our ability to retain our executive management and other key personnel;
•	our ability to attract and retain trained workers and third-party contractors and re-employ seasonal workers;
•	any failure to properly verify employment eligibility of our employees;
•	subcontractors taking actions that harm our business;
•	our recognition of future impairment charges;
•	laws and governmental regulations, including those relating to employees, wage and hour, immigration, human health and safety and transportation;
•	environmental, health and safety laws and regulations;
•	the impact of any adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;
•	increase in on-job accidents involving employees;
•	any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•	any failure to protect the security of personal information about our customers, employees and third parties;
•	our ability to adequately protect our intellectual property;
•	occurrence of natural disasters, terrorist attacks or other external events;
•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;
•	our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements;
•	restrictions imposed by our debt agreements that limit our flexibility in operating our business; and

ii

•	increases in interest rates increasing the cost of servicing our substantial indebtedness.

We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this prospectus apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this prospectus. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Website Disclosure

We use our website www.brightview.com as a channel of distribution of Company information. Financial and other important information regarding the Company is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about BrightView Holdings, Inc. when you enroll your e-mail address by visiting the “Email Alerts” page of the Investor Resources section of our website at https://investor.brightview.com. The contents of our website are not, however, a part of this Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value information)

	June 30, 2018	September 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,429	$12,779
Restricted cash	150	213
Accounts receivable, net	343,565	330,173
Unbilled revenue	102,305	88,907
Inventories	21,031	24,954
Other current assets	55,868	45,495
Total current assets	539,348	502,521
Property and equipment, net	260,536	245,534
Intangible assets, net	305,287	371,271
Goodwill	1,772,222	1,703,773
Other assets	41,839	35,521
Total assets	$2,919,232	$2,858,620
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,001	$76,133
Current portion of long-term debt	14,600	14,600
Deferred revenue	76,665	58,221
Current portion of self-insurance reserves	38,019	56,079
Accrued expenses and other current liabilities	154,568	137,116
Total current liabilities	367,853	342,149
Long-term debt, net	1,643,142	1,574,882
Deferred tax liabilities	72,513	125,139
Self-insurance reserves	80,791	66,519
Other liabilities	33,564	53,670
Total liabilities	2,197,863	2,162,359
Stockholders’ equity:
Common stock, $0.01 par value; 185,000 shares authorized; 77,895 and 77,083 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	769	771
Additional paid-in-capital	912,027	894,089
Accumulated deficit	(178,688)	(178,015)
Accumulated other comprehensive loss	(12,739)	(20,584)
Total stockholders’ equity	721,369	696,261
Total liabilities and stockholders’ equity	$2,919,232	$2,858,620

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net service revenues	$630,330	$627,490	$1,771,800	$1,658,864
Cost of services provided	454,753	451,064	1,311,441	1,220,945
Gross profit	175,577	176,426	460,359	437,919
Selling, general and administrative expense	119,246	104,093	356,840	330,977
Amortization expense	29,247	31,250	89,611	94,800
Income from operations	27,084	41,083	13,908	12,142
Other income	265	343	1,284	1,320
Interest expense	27,499	24,922	77,481	73,372
(Loss) income before income taxes	(150)	16,504	(62,289)	(59,910)
Income tax (expense) benefit	(1,247)	(1,102)	58,150	22,037
Net (loss) income	$(1,397)	$15,402	$(4,139)	$(37,873)
(Loss) earnings per share:
Basic and Diluted	$(0.02)	$0.20	$(0.05)	$(0.49)

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(1,397)	$15,402	$(4,139)	$(37,873)
Net derivative gains (losses) arising during the period, net of tax of $(559), $1,193, $(2,881), and $(1,894), respectively	1,488	(1,802)	6,303	2,536
Reclassification of losses into net loss, net of tax of $688, $1,209, $2,330, and $3,450, respectively	1,827	1,828	5,008	5,180
Other comprehensive income	3,315	26	11,311	7,716
Comprehensive income (loss)	$1,918	$15,428	$7,172	$(30,157)

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2016	77,127	$772	$892,211	$(140,566)	$(29,828)	$722,589
Net loss	—	—	—	(37,873)	—	(37,873)
Other comprehensive income, net of tax	—	—	—	—	7,716	7,716
Capital contributions and issuance of common stock	(14)	—	—	—	—	—
Equity-based compensation	—	—	2,637	—	—	2,637
Repurchase of common stock	(58)	(1)	(557)	—	—	(558)
Balance, June 30, 2017	77,055	$771	$894,291	$(178,439)	$(22,112)	$694,511
Balance, September 30, 2017	77,083	$771	$894,089	$(178,015)	$(20,584)	$696,261
Net loss	—	—	—	(4,139)	—	(4,139)
Other comprehensive income, net of tax	—	—	—	—	11,311	11,311
Capital contributions and issuance of common stock	922	—	99	—	—	99
Equity-based compensation	—	—	20,753	—	—	20,753
Repurchase of common stock	(110)	(2)	(2,914)	—	—	(2,916)
Reclassification of effects of tax reform enactment	—	—	—	3,466	(3,466)	—
Balance, June 30, 2018	77,895	$769	$912,027	$(178,688)	$(12,739)	$721,369

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,139)	$(37,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,642	60,740
Amortization of intangible assets	89,611	94,800
Amortization of financing costs and original issue discount	8,080	7,512
Deferred taxes	(57,837)	(36,551)
Equity-based compensation	20,753	2,637
Hedge ineffectiveness and realized loss	7,338	12,468
Provision for doubtful accounts	1,137	2,752
Other non-cash activities, net	2,281	(1,812)
Change in operating assets and liabilities:
Accounts receivable	(1,597)	(15,671)
Unbilled and deferred revenue	4,219	(17,370)
Inventories	4,290	8,096
Other operating assets	(11,073)	(29,131)
Accounts payable and other operating liabilities	3,945	18,355
Net cash provided by operating activities	123,650	68,952
Cash flows from investing activities:
Purchase of property and equipment	(71,743)	(51,022)
Proceeds from sale of property and equipment	3,946	5,327
Business acquisitions, net of cash acquired	(104,377)	(22,682)
Other investing activities, net	(403)	2,498
Net cash used in investing activities	(172,577)	(65,879)
Cash flows from financing activities:
Repayments of capital lease obligations	(4,786)	(2,572)
Repayments of debt	(64,820)	(164,222)
Proceeds from receivables financing agreement	70,000	150,000
Proceeds from revolving credit facility	55,000	—
Repurchase of common stock	(2,916)	(2,419)
Proceeds from issuance of common stock	99	—
Net cash provided by (used in) financing activities	52,577	(19,213)
Net change in cash and cash equivalents	3,650	(16,140)
Cash and cash equivalents, beginning of period	12,779	35,697
Cash and cash equivalents, end of period	$16,429	$19,557

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

(In thousands)

1.Business and Basis of Presentation

BrightView Holdings, Inc. (“BrightView” or the “Company”) provides landscape maintenance and enhancements, landscape development, snow removal and other landscape related services for commercial customers throughout the United States. BrightView is aligned into two reportable segments: Maintenance Services and Development Services. As of June 30, 2018, the Company was a wholly-owned subsidiary of BrightView Parent L.P. (“Parent”), an affiliate of KKR & Co. Inc., (formerly KKR & Co. L.P., “KKR”). The Parent and Company were formed through a series of transactions entered into by KKR to acquire the Company on December 18, 2013 (“the Acquisition”).

On March 15, 2018, the Company changed its name from BrightView Acquisition Holdings, Inc. to BrightView Holdings, Inc.

On July 2, 2018, the Company completed an initial public offering of its common stock (the “IPO”).  See “Initial Public Offering” below.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and are unaudited.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, including normal, recurring accruals that are necessary for a fair presentation of the Company’s operations for the periods presented in conformity with GAAP. All intercompany activity and balances have been eliminated from the consolidated financial statements. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

The consolidated balance sheet as of September 30, 2017, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the nine months ended September 30, 2017, but does not include all disclosures required by GAAP. For a more complete discussion of the Company’s accounting policies and certain other information refer to the consolidated financial statements included in the Company’s 2017 audited consolidated financial statements and the notes thereto included in the Company’s final prospectus dated June 27, 2018 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, management reviews its estimates, including those related to allowances for doubtful accounts, revenue recognition, self-insurance reserves, estimates related to the Company’s assessment of goodwill for impairment, useful lives for depreciation and amortization, realizability of deferred tax assets, and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from estimates.

Initial Public Offering

On July 2, 2018, the Company completed the IPO in which the Company issued and sold 24,495 shares of common stock.  The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-225277) (the “Registration Statement”), which was declared effective by the SEC on June 27, 2018. The shares of the Company’s common stock were sold at an initial offering price of $22.00 per share, which generated net proceeds of approximately $501,172 to the Company, after deducting underwriting discounts and estimated offering expenses of approximately $37,717 which included $5,497 paid to KKR Capital Markets LLC (“KCM”), an affiliate of KKR, for underwriting services in connection with the IPO. The Company used the net proceeds from the IPO to repay all $110,000 of the Company’s second lien term loans, all $55,000 outstanding under the Company’s Revolving Credit Facility (as defined below) and approximately $336,100 of the Company’s first lien term loans and accrued and unpaid interest thereon. These repayments resulted in an extinguishment of debt in the amount of approximately $501,100, which will be recognized in the fourth quarter of 2018. The Company incurred $6,808 of transaction related expenses during the nine months ended June 30, 2018, which are included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations, of which $5,370 was paid from the net proceeds generated by the IPO.

BrightView was party to a Monitoring Agreement, dated as of December 18, 2013 (the “Monitoring Agreement”), with KKR and MSD Partners (“MSD” and together with KKR, the “Sponsors”), which was terminated on July 2, 2018 in accordance with its terms upon the completion of the IPO. In connection with such termination, the Company paid termination fees of approximately $7,598 and $3,438 to KKR and MSD, respectively. Affiliates of KKR and MSD retained 55.9% and 13.0% ownership interest, respectively, in the Company after the IPO.

The Company’s Third Amended and Restated Certificate of Incorporation (the “Charter”) became effective in connection with the completion of the IPO on July 2, 2018. The Charter, among other things, provides that the Company’s authorized capital stock consists of 500,000 shares of common stock, and 50,000 shares of preferred stock, par value $0.01 per share. The Company’s bylaws were also amended and restated as of July 2, 2018.

Stock Split

In connection with preparing for the IPO, the Company’s Board of Directors approved a 2.33839-for-one reverse stock split of the Company’s common stock. The reverse stock split became effective June 8, 2018. The par value per share of common stock and authorized shares of common stock remain unchanged at $0.01 per share and 185 million shares, respectively. The accompanying consolidated financial statements and notes thereto give retroactive effect to the reverse stock split for all periods presented. All common share and per share amounts in the consolidated financial statements and notes have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of ‘‘Common stock’’ to ‘‘Additional paid-in-capital’’ on the consolidated balance sheets.

2.Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was further updated in March and April 2016. The updated accounting guidance clarifies the principles for recognizing revenue and provides a single, contract-based revenue recognition model in order to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated accounting guidance is effective for the Company as of October 1, 2018 and may be adopted using either a full retrospective or modified retrospective approach. The Company has completed its comprehensive contract review project and has developed an understanding of the potential adoption impact to the consolidated financial statements on a qualitative basis. The Company is in the process of finalizing its accounting policies, drafting the new disclosures, quantifying the potential financial adjustment and completing its evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems. The Company has also made progress on evaluating the impact the ASU may have related to the timing and presentation of various financial aspects of its contractual arrangements, including performance obligations, application of the series guidance, costs to fulfill and commissions. The Company plans to adopt using the modified retrospective approach. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated results of operations, financial positions and cash flows, but expects the adoption of this standard will increase the amount of required disclosures provided by the Company.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The updated accounting guidance requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability with the exception of short-term leases. For income statement purposes, the criteria for recognition, measurement and presentation of expense is largely similar to previous guidance, but without the requirement to use bright-line tests in the determination of lease classification. The updated accounting guidance for a lessor is largely unchanged from previous guidance but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. The updated accounting guidance is effective for the Company as of October 1, 2019 and early adoption is permitted. The updated accounting guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact the updated accounting guidance will have on its consolidated financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires that an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for the Company as of October 1, 2018 and early adoption is permitted. The Company does not currently expect the adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.

Income Taxes

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance provides the option to reclassify the stranded tax effects caused by the newly enacted US Tax Cuts and Jobs Act (“Tax Act”) from accumulated other comprehensive income to retained earnings. The Company early adopted this guidance as of December 31, 2017, which impacted the Company’s consolidated statements of changes in stockholders’ equity only.

3.Accounts Receivable

Accounts receivable of $343,565 and $330,173, is net of an allowance for doubtful accounts of $7,278 and $8,350 and includes amounts of retention on incomplete projects to be completed within one year of $37,432 and $39,678 at June 30, 2018 and September 30, 2017, respectively.

4.Inventories

Inventories consist of the following:

	June 30, 2018	September 30, 2017
Finished products	$5,025	$8,121
Semi-finished products	7,690	7,171
Raw materials and supplies	8,316	9,662
Inventories	$21,031	$24,954

5.Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	June 30, 2018	September 30, 2017
Land	—	$51,310	$37,225
Buildings and leasehold improvements	2-40 yrs.	35,577	27,652
Operating equipment	3-7 yrs.	184,102	182,720
Transportation vehicles	3-7 yrs.	197,687	174,434
Office equipment and software	3-7 yrs.	60,554	47,042
Construction in progress	—	5,414	4,639
Property and equipment		534,644	473,712
Less: Accumulated depreciation		274,108	228,178
Property and equipment, net		$260,536	$245,534

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $17,839, $19,919, $56,642 and $60,740 for the three months ended June 30, 2018 and 2017 and the nine months ended June 30, 2018 and 2017, respectively.

6.Intangible Assets, Goodwill and Acquisitions

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and internally developed software. Amortization expense related to intangible assets was $89,611 and $94,800 for the nine months ended June 30, 2018 and 2017, respectively. These assets are amortized over their estimated useful lives which range from 6 to 21 years for customer relationships, and 4 to 12 years for trademarks. The Company continually evaluates the reasonableness of the useful lives of these assets.

Intangible assets as of June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018		September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$624,530	$(322,702)	$600,515	$(275,993)
Trademarks	230,900	(227,441)	230,900	(184,151)
Total intangible assets	$855,430	$(550,143)	$831,415	$(460,144)

The following is a summary of the activity for the periods ended September 30, 2017 and June 30, 2018 for goodwill:

	Maintenance Services	Development Services	Total
Balance, January 1, 2017	$1,486,640	$180,474	$1,667,114
Acquisitions	36,659	—	36,659
Balance, September 30, 2017	1,523,299	180,474	1,703,773
Acquisitions	54,525	13,924	68,449
Balance, June 30, 2018	$1,577,824	$194,398	$1,772,222

7.Long-term Debt

Long-term debt consists of the following:

	June 30, 2018	September 30, 2017
First Lien term loans, net of original issue discount of $1,376 and $1,777 at June 30, 2018 and September 30, 2017, respectively (excluding the effect of the hedges)	$1,371,549	$1,382,098
Second Lien term loan, net of original issue discount of $597 and $706 at June 30, 2018 and September 30, 2017, respectively (excluding the effect of the hedges)	109,403	109,294
Revolving credit facility	55,000	—
Receivables financing agreement	150,000	133,750
Financing costs, net	(28,210)	(35,660)
Total debt, net	1,657,742	1,589,482
Less: Current portion of long-term debt	14,600	14,600
Long-term debt, net	$1,643,142	$1,574,882

See Note 1 “Business and Basis of Presentation” for further details regarding the completion of the Company’s IPO in July 2018. The Company used the net proceeds from the IPO to repay all $110,000 of the Company’s second lien term loans, all $55,000 outstanding under the Company’s Revolving Credit Facility and approximately $336,100 of the Company’s first lien term loans and accrued and unpaid interest thereon. The repayment resulted in an extinguishment of debt in the amount of approximately $501,100, which will be recognized in the fourth quarter of 2018.

First Lien credit facility term loans due 2020

In connection with the Acquisition, the Company and a group of financial institutions entered into a credit agreement (the “First Lien Credit Agreement”) dated December 18, 2013. The First Lien Credit Agreement consists of seven-year $1,460,000 term loans (“First Lien Term Loans”) and a five-year $210,000 revolving credit facility (the “Revolving Credit Facility”). An original discount of $3,675 was incurred when the notes were issued and is being amortized using the effective interest method over the life of the debt resulting in an effective yield of 4.0%. All amounts outstanding under the First Lien Credit Agreement are collateralized by substantially all of the assets of the Company. The First Lien Term Loans contractual debt repayments totaled $10,950 through the nine months ended June 30, 2018.

In December 2017, the Company amended the First Lien Credit Agreement. The amendment reduced the capacity of the Revolving Credit Facility to $200,357. The amendment also extended the term on $192,857 of the capacity to September 18, 2020. The term on the remaining $7,500 of the capacity remains December 18, 2018.

In May 2018, the Company borrowed $55,000 against the revolving credit facility and used the proceeds to acquire a business.

In June 2018, the Company amended the First Lien Credit Agreement. The amendment increased the capacity of the Revolving Credit Facility by $35,000 to $235,357.

Second Lien credit facility term loan due 2021

In connection with the Acquisition, the Company and a group of financial institutions entered into a credit agreement (the “Second Lien Credit Agreement”) dated December 18, 2013. The Second Lien Credit Agreement consists of an eight-year $235,000 term loan (“Second Lien Term Loan”). An original discount of $1,175 was incurred when the notes were issued and is being amortized using the effective interest method over the life of the debt resulting in an effective yield of 7.5%. All amounts outstanding under the Second Lien Credit Agreement are collateralized by substantially all of the assets of the Company.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provides a borrowing capacity of $175,000 through April 27, 2020. During May 2017, the Company borrowed $150,000 against the capacity and used the proceeds to partially pay down its First Lien Term Loans and Second Lien Term Loan. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the nine months ended June 30, 2018, the Company voluntarily repaid $53,750 and borrowed $70,000 against the capacity.

The following are the scheduled maturities of long-term debt, which do not include any estimated excess cash flow payments during the year ended:

June 30,
2019	$58,650
2020	14,600
2021	164,600
2022	1,450,075
2023	—
Total long-term debt	1,687,925
Less: Current maturities	14,600
Less: Original issue discount	1,973
Less: Financing costs	28,210
Total long-term debt, net	$1,643,142

The Company has estimated the fair value of its long-term debt to be approximately $1,690,159 and $1,633,802 as of June 30, 2018 and September 30, 2017, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

8.Fair Value Measurements and Derivatives Instruments

Fair value is defined as the price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

Fair Value Hierarchy

The following hierarchy for inputs used in measuring fair value should maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available:

Level 1	Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement dates.
Level 2	Significant observable inputs that are used by market participants in pricing the asset or liability based on market data obtained from independent sources.
Level 3	Significant unobservable inputs the Company believes market participants would use in pricing the asset or liability based on the best information available.

The carrying amounts shown for the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of those instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost.

Investments held in Rabbi Trust

The fair value of the investments held in the Rabbi Trust is based on the quoted market prices of the underlying mutual fund investments. These investments are based on the participants’ selected investments, which represent the underlying liabilities to the participants in the non-qualified deferred compensation plan.

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. The Company has determined that the significant inputs to the overall valuation of its derivatives, such as interest yield curve and discount rate, fall within Level 2 of the fair value hierarchy.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017:

	June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$12,015	$12,015	$—	$—
Total assets	$12,015	$12,015	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$5,706	$—	$5,706	$—
Other liabilities:
Interest rate swap contracts	12,868	—	12,868	—
Obligation to Rabbi Trust	12,015	12,015	—	—
Total liabilities	$30,589	$12,015	$18,574	$—

	September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11,004	$11,004	$—	$—
Total assets	$11,004	$11,004	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$4,621	$—	$4,621	$—
Fuel hedge contracts	50	—	50	—
Other liabilities:
Interest rate swap contracts	30,518	—	30,518	—
Obligation to Rabbi Trust	11,004	11,004	—	—
Total liabilities	$46,193	$11,004	$35,189	$—

Hedging Activities

As of June 30, 2018 and September 30, 2017, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The effective portion of the changes in the fair value of the derivative is initially reported in Other comprehensive income and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly to Interest expense and Cost of services provided in the period incurred. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with both its First Lien Credit Agreement and Second Lien Credit Agreement. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2020. The notional amount of interest rate contracts was $1,560,000 at June 30, 2018 and $2,180,000 at September 30, 2017. The net deferred losses on the interest rate swaps as of June 30, 2018 of $5,689, net of taxes, are expected to be recognized in interest expense over the next 12 months.

Subsequent to the nine months ended June 30, 2018, the Company used proceeds in connection with the IPO to reduce outstanding debt. This event did not have a material impact on the hedge position for the nine months ended June 30, 2018 and is not expected to have an impact on the hedge position for the remainder of fiscal 2018. See Note 1 “Business and Basis of Presentation” for additional details on transactions in connection with the IPO.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income (loss) recognized in Other comprehensive income (effective portion)	$2,047	$(2,794)	$9,127	$5,529
Loss recognized in Interest expense (ineffective portion)	(2)	(4)	(1)	(3)
Net loss reclassified from Accumulated other comprehensive loss into Interest expense	(2,513)	(2,966)	(7,344)	(6,770)

Fuel Swap Contracts

The Company operates a large fleet of vehicles and mowers and has entered into gasoline and diesel hedge contracts in an effort to reduce its exposure to volatility in the fuel markets. As of December 31, 2017, all fuel hedge contracts have expired.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(Loss) income recognized in Other comprehensive income (effective portion)	$—	$(201)	$57	$(1,100)
Income (loss) recognized in Cost of services provided (ineffective portion)	—	23	—	(22)
Net (loss) income reclassified from Accumulated other comprehensive loss into Cost of services provided	—	(90)	7	(2,146)

9.Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) bonus depreciation that will allow for full expensing of qualified property. The Tax Act reduces the Company’s federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018. Section 15 of the Internal Revenue Code stipulates that the Company’s fiscal year ending September 30, 2018, will have a blended corporate tax rate of 24.5 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $41,367 tax benefit in the Company’s consolidated statement of operations for the nine months ended June 30, 2018. The tax benefit recognized may be impacted if additional guidance is released.

Although the Company believes it has accounted for the parts of the Tax Act that will have the most significant impact on its financials, the ultimate impact of the Tax Act on its reported results in fiscal year 2018 may differ from the estimates provided herein, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the Tax Act different from that presently contemplated.

10.Equity-based Compensation

Prior to the IPO discussed in Note 1 “Business and Basis of Presentation”, all of Company’s common stock was held by the Parent in direct proportion to ownership units (“Class A Units”) held by investors in the Parent. The Company also had a Management Equity Incentive Plan (the “Plan”) under which the Parent awarded certain Class B Profits Interest Units (“Class B Units”) to employees of the Company. In connection with the IPO, on June 27, 2018, all of the outstanding, vested Class A Units and Class B Units (together, the “Units”) were converted to common stock of the Company in accordance with the provisions of the respective Limited Partnership Agreement and Plan documents. All unvested Units were converted into unvested restricted stock of the Company under the same vesting conditions as the original Units.

In connection with the IPO, on June 27, 2018 the Company issued approximately 5,300 stock options to holders of the Units. The Company recognized approximately $11,423 of equity-based compensation expense during the three months ended June 30, 2018 as a result of approximately 1,500 options vesting upon grant. The remaining 3,800 options vest over various periods up to approximately five years from the grant date.

During the three months ended June 30, 2018, the Company also recorded approximately $1,540 of equity-based compensation expense that related to a performance condition on certain Class B Units that vested when the Company’s Registration Statement was declared effective.

Information regarding the total equity-based compensation expense, for the periods indicated is as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Total equity-based compensation expense recognized	$14,951	$2,193	$20,753	$2,637

At June 30, 2018 the aggregate unamortized value of outstanding stock-based compensation awards was approximately $32,424 with a weighted average remaining life of 2.3 years.

2018 Omnibus Incentive Plan

On June 28, 2018, in connection with the IPO, the Company’s Board of Directors adopted, and its stockholders approved, the BrightView Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). The 2018 Omnibus Incentive Plan provides that the total number of shares of common stock that may be issued under the plan is 11,650. Under the plan, the Company may grant stock options, stock appreciation rights, restricted stock, other equity-based awards and other cash-based awards to employees, directors, officers, consultants and advisors.

July 2018 Issuances of Restricted Stock and Stock Options

On July 2, 2018, in connection with the IPO, the Company granted stock options to purchase approximately 600 shares of its common stock at $22.00 per share to certain employees under the 2018 Omnibus Incentive Plan. The stock options will vest in four equal installments on the first, second, third and fourth anniversaries of the grant date. Non-cash stock based compensation expense associated with the grant is approximately $4,632 expensed over the requisite service period.

On July 2, 2018, in connection with the IPO, the Company granted approximately 700 shares of restricted stock to certain employees under the 2018 Omnibus Incentive Plan. The restricted stock will vest in three equal installments on the first, second, and third anniversaries of the grant date.  Non-cash equity-based compensation expense associated with the grant is approximately $14,850 expensed over the requisite service period.

11.Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at June 30, 2018 was $118,810, of which $38,019 was classified in current liabilities and $80,791 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2017 was $122,598, of which $56,079 was classified in current liabilities and $66,519 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2018 includes $30,797 related to claims recoverable from third party insurance carriers. Corresponding assets of $7,126 and $23,671 are recorded as Other current assets and Other assets, respectively.

Litigation Contingency

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of its business, principally claims made alleging injuries (including vehicle and general liability matters as well as workers compensation and property casualty claims). Such claims, even if lacking merit, can result in expenditures of significant financial and managerial resources. In the ordinary course of its business, the Company is also subject to claims involving current and/or former employees and disputes involving commercial and regulatory matters. Regulatory matters include, among other things, audits and reviews of local and federal tax compliance, safety and employment practices. Although the process of resolving regulatory matters and claims through litigation and other means is inherently uncertain, the Company is not aware of any such matter, legal proceeding or claim that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, and results of operations or cash flows. For all legal matters, an estimated liability is established in accordance with the loss contingencies accounting guidance. This estimated liability is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

12.	Noncash Investing and Financing Activities

During the nine months ended June 30, 2018:

•	The Company acquired $1,521 of equipment by entering into capital lease obligations
•	The Company had unrealized gains on interest rate swaps of $9,127

During the nine months ended June 30, 2017:

•	The Company acquired $1,705 of equipment by entering into capital lease obligations
•	The Company had unrealized gains on interest rate swaps of $5,529

13.Segments

The operations of the Company are conducted through two operating segments: Maintenance Services and Development Services, which are also its reportable segments.

Maintenance Services primarily consists of recurring landscape maintenance services and snow removal services as well as supplemental landscape enhancement services.

Development Services primarily consists of landscape architecture and development services for new construction and large scale redesign projects. Development Services also includes our tree and nursery division, which grows and sells trees as well as manages removal and installation of specimen trees as part of many development projects.

The operating segments identified above are determined based on the services provided, and they reflect the manner in which operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The CODM is the Company’s Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments based upon Net Service Revenues, Adjusted EBITDA and Capital Expenditures. Management uses Adjusted EBITDA to evaluate performance and profitability of each operating segment.

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for the nine month period ended September 30, 2017 in the Prospectus. Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance. The following is a summary of certain financial data for each of the segments.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Maintenance Services	$474,581	$461,191	$1,341,375	$1,233,222
Development Services	157,379	166,945	433,620	427,344
Eliminations	(1,630)	(646)	(3,195)	(1,702)
Net service revenues	$630,330	$627,490	$1,771,800	$1,658,864
Maintenance Services	$91,349	$90,371	$210,241	$181,155
Development Services	21,953	23,365	55,284	59,374
Corporate	(15,469)	(15,257)	(49,649)	(53,746)
Adjusted EBITDA (1)	$97,833	$98,479	$215,876	$186,783
Maintenance Services	$14,292	$15,086	$33,759	$42,663
Development Services	2,182	1,993	3,955	4,359
Corporate	11,174	1,556	34,029	4,000
Capital expenditures	$27,648	$18,635	$71,743	$51,022

(1)	Presented below is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net (loss) income	$(1,397)	$15,402	(4,139)	$(37,873)
Interest expense	27,499	24,922	77,481	73,372
Income tax provision (benefit)	1,247	1,102	(58,150)	(22,037)
Depreciation expense	17,839	19,919	56,642	60,740
Amortization expense	29,247	31,250	89,611	94,800
Establish public company financial reporting compliance (a)	555	407	3,372	2,379
Business transformation and integration costs (b)	2,466	2,645	21,402	10,808
Expenses related to initial public offering (c)	4,678	—	6,808	—
Equity-based compensation (d)	14,951	2,193	20,753	2,637
Management fees (e)	748	639	2,096	1,957
Adjusted EBITDA	$97,833	$98,479	$215,876	$186,783

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) and other miscellaneous costs.

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) rebranding of vehicle fleet; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

(c)	Represents expenses incurred in connection with the IPO.
(d)	Represents equity-based compensation expense recognized for equity incentive plans outstanding.
(e)	Represents management fees paid to our Sponsors pursuant to the Monitoring Agreement.

14.Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculation for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net (loss) income available to common stockholders	$(1,397)	$15,402	$(4,139)	$(37,873)
Denominator:
Weighted-average number of common shares outstanding – Basic and Diluted	77,025	77,055	77,046	77,056
Basic and diluted (loss) earnings per share	$(0.02)	$0.20	$(0.05)	$(0.49)
Other Information:
Weighted-average number of anti-dilutive options and restricted stock (a)	130	—	43	—

(a)	Weighted-average number of anti-dilutive options and restricted stock are based upon the average closing price of our common stock on the NYSE for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our prospectus dated June 27, 2018 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues more than 10 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 200 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary. This creates recurring revenue and enhances the predictability of our business model, as demonstrated by our landscape maintenance contract renewal rate of approximately 85% for each of calendar year 2016 and 2017.

Our Segments

We report our results of operations through two reportable segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 30 U.S. states, and, through our qualified service partner network, we are able to efficiently provide nationwide coverage in all 50 U.S. states and Puerto Rico.

Maintenance Services

Our Maintenance Services segment delivers a full suite of recurring commercial landscaping services in both evergreen and seasonal markets, ranging from mowing, gardening, mulching and snow removal, to more horticulturally advanced services, such as water management, irrigation maintenance, tree care, golf course maintenance and specialty turf maintenance. In addition to contracted maintenance services, we also have a strong track record of providing value-added landscape enhancements. We primarily self-perform our maintenance services through our national branch network, which are route-based in nature. Our maintenance services customers include Fortune 500 corporate campuses and commercial properties, HOAs, public parks, leading international hotels and resorts, airport authorities, municipalities, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others.

Development Services

Through our Development Services segment, we provide landscape architecture and development services for new facilities and significant redesign projects. Specific services include project design and management services, landscape architecture, landscape installation, irrigation installation, tree nursery and installation, pool and water features and sports field services, among others. Our development services are comprised of sophisticated design, coordination and installation of landscapes at some of the most recognizable corporate, athletic and university complexes and showcase highly visible work that is paramount to our customers’ perception of our brand as a market leader.

In our Development Services business, we are typically hired by general contractors, with whom we maintain strong relationships as a result of our superior technical and project management capabilities. We believe the quality of our work is also well-regarded by our end-customers, some of whom directly request that their general contractors utilize our services when outsourcing their landscape development projects.

Components of Our Revenues and Expenses

Net Service Revenues

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance, enhancements and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30 days’ notice. Revenues for such services are recognized in proportion to the performance of related services during a given month compared to the estimate of activities to be performed. Landscape enhancement services represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenues for these enhancement services are generally recognized in the period in which the services are provided. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis, while fees for enhancement services are typically billed as the services are performed. Typically, snow removal services are provided on either a fixed fee basis per snow season or on a time and material-basis. Geographies with heavier snowfall are typically associated with fixed fee based contracts. Revenues for snow removal services are recognized in the period in which the services are performed, or expected to be performed. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during a snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed.

Development Services

Revenues from landscape development contracts are recognized using the percentage-of-completion method, measured by the percentage of cost incurred to date of the estimated total cost for each contract. The full amount of anticipated losses on contracts is recorded when such losses can be estimated. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which such revisions are determined.

Expenses

Cost of Services Provided

Cost of services provided is comprised of direct costs we incur associated with our operations during a period and includes employee costs, subcontractor costs, purchased materials, operating equipment and vehicle costs. Employee costs consist of wages and other labor-related expenses, including benefits, workers compensation and healthcare costs, for those employees involved in delivering our services. Subcontractor costs consist of costs relating to our qualified service partner network in our Maintenance Services segment and subcontractors we engage from time to time in our Development Services segment. When our use of subcontractors increases, we may experience incrementally higher costs of services provided. Operating equipment and vehicle costs primarily consist of depreciation related to branch operating equipment and vehicles and related fuel expenses. A large component of our costs are variable, such as labor, subcontractor expense and materials.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of costs incurred related to compensation and benefits for management, sales and administrative personnel, equity-based compensation, branch and office rent and facility operating costs, depreciation expense related to branch and office locations, as well as professional fees, software costs and other miscellaneous expenses. Corporate expenses, including corporate executive compensation, finance, legal and information technology, are included in consolidated selling, general and administrative expense and not allocated to the business segments.

Amortization Expense

Amortization expense includes the periodic amortization of intangible assets recognized when KKR acquired us on December 18, 2013 and intangible assets recognized in connection with businesses we acquired since December 18, 2013, including customer relationships and trademarks.

Interest Expense

Interest expense relates primarily to our long term debt. See Note 7 “Long-term Debt” in the consolidated financial statements included herein.

Income Tax Benefit

The benefit for income taxes includes U.S. federal, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax credits and certain nondeductible expenses. Our effective tax rate may vary from quarter to quarter based on recurring and nonrecurring factors including, but not limited to the distribution of our pre-tax earnings among state and local taxing jurisdictions, changes in the tax rates, the availability of tax credits and nondeductible items. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the period of the change.

In addition, on December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Act, was enacted. The 2017 Tax Act reduced the U.S. corporate income tax rate from 35% to 21%. As a result of the enactment, we expect our effective tax rate to be lower in future periods. Based on the applicable tax rates and number of days in fiscal year 2018 before and after the 2017 Tax Act, we expect to have a 2018 blended corporate tax rate of 24.5%. Although we believe we have accounted for the parts of the 2017 Tax Act that will have the most significant impact on our financials, the ultimate impact of the 2017 Tax Act on our reported results in fiscal year 2018 may differ from the estimates provided herein, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the 2017 Tax Act different from that presently contemplated

Other Income

Other income consists primarily of investment gains and losses related to deferred compensation.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

Seasonality

Our services, particularly in our Maintenance Services segment, have seasonal variability such as increased mulching, flower planting and intensive mowing in the spring, leaf removal and cleanup work in the fall, snow removal services in the winter and potentially minimal mowing during drier summer months. This can drive fluctuations in revenue, costs and cash flows for interim periods.

We have a significant presence in geographies that have a year-round growing season, which we refer to as our evergreen markets. Such markets require landscape maintenance services twelve months per year. In markets that do not have a year-round growing season, which we refer to as our seasonal markets, the demand for our landscape maintenance services decreases during the winter months. Typically, our revenues and net income have been higher in the spring and summer seasons, which correspond with our third and fourth fiscal quarters following the change of our fiscal year end date to September 30, effective September 30, 2017. The lower level of activity in seasonal markets during our first and second fiscal quarters is partially offset by revenue from our snow removal services. Such seasonality causes our results of operations to vary from quarter to quarter.

Weather Conditions

Weather may impact the timing of performance of landscape maintenance and enhancement services and progress on development projects from quarter to quarter. For example, snow events in the winter, hurricane-related cleanup in the summer and fall, and the effects of abnormally high rainfall or drought in a given market may impact our services. These less predictable weather patterns can impact both our revenues and our costs, especially from quarter to quarter, but also from year to year in some cases. Extreme weather events such as hurricanes and tropical storms can result in a positive impact to our business in the form of increased enhancement services revenues related to cleanup and other services. However, such weather events may also negatively impact our ability to deliver our contracted services or impact the timing of performance.

In our seasonal markets, the performance of our snow removal services is correlated with the amount of snowfall and number of snowfall events in a given season. We benchmark our performance against ten- and thirty-year cumulative annual snowfall averages.

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to increase our density and leadership positions in existing local markets, enter into attractive new geographic markets and expand our portfolio of landscape enhancement services and improve technical capabilities in specialized services. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. Since January 1, 2017, we have acquired eight businesses with more than $188.2 million of aggregate annualized revenue, for aggregate consideration of $161.3 million. We anticipate incurring integration related costs in respect of these acquisitions of $3.8 million, of which $1.9 million had been incurred as of June 30, 2018, with the remainder to be incurred by the second quarter of fiscal year 2019. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of fleet and uniform rebranding, and to a lesser extent, other administrative costs associated with training employees and transitioning from legacy accounting and IT systems. We typically anticipate integration costs to represent approximately 2%-3% of the acquisition price, and to be incurred within 12 months of acquisition completion.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net service revenues	$630.3	$627.5	$1,771.8	$1,658.9
Cost of services provided	454.8	451.1	1,311.4	1,220.9
Gross profit	175.6	176.4	460.4	437.9
Selling, general and administrative expense	119.2	104.1	356.8	331.0
Amortization expense	29.2	31.3	89.6	94.8
Income from operations	27.1	41.1	13.9	12.1
Other income	0.3	0.3	1.3	1.3
Interest expense	27.5	24.9	77.5	73.4
(Loss) income before income taxes	(0.2)	16.5	(62.3)	(59.9)
Income tax (expense) benefit	(1.2)	(1.1)	58.2	22.0
Net (loss) income	$(1.4)	$15.4	$(4.1)	$(37.9)
Adjusted EBITDA (1)	$97.8	$98.5	$215.9	$186.8
Adjusted Net Income (1)	$33.2	$35.2	$54.1	$34.0
Free Cash Flow (1)	$19.3	$(15.5)	$55.9	$23.3
Adjusted Free Cash Flow (1)	$19.3	$(15.5)	$77.5	$23.3

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Net Service Revenues

Net service revenues for the three months ended June 30, 2018 increased $2.8 million, or 0.4%, to $630.3 million, from $627.5 million in the 2017 period. The increase was driven by an increase in revenues from acquired businesses of $29.1 million as well as increased revenue from snow removal services of $4.7 million due to the relative frequency and volume of snowfall.  These increases were partially offset by decreases in landscape services revenues of $17.4 million as well as decreases in Development Services revenues of $12.6 million as discussed further below.

Gross Profit

Gross profit for the three months ended June 30, 2018 decreased $0.8 million, or 0.5%, to $175.6 million, from $176.4 million in the 2017 period. The decrease in gross profit resulted from a decrease in gross margin (gross profit as a percentage of revenue) to 27.9% for the three months ended June 30, 2018, from 28.1% for 2017. Cost of services provided as a percentage of net service revenues increased 30 basis points to 72.2% in the three months ended June 30, 2018 from 71.9% in the 2017 period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2018, increased $15.1 million, or 14.5%, to $119.2 million, from $104.1 million in the 2017 period. This increase is principally due to a $12.8 million increase in equity-based compensation expense related to the equity conversion as a result of the Company’s initial public offering of its common stock

(“IPO”) as well as $4.7 million of costs related to the IPO incurred during the period. See Note 1 “Business and Basis of Presentation” and Note 10 “Equity-based Compensation” in the Notes to Unaudited Consolidated Financial Statements. These increases were partially offset by a decrease in expense as a result of our continued focus on efficiency initiatives to reduce overhead, personnel and related costs across our core functions. As a percentage of revenue, selling, general and administrative expense increased for the three months ended June 30, 2018 to 18.9%, from 16.6% in the 2017 period.

Amortization Expense

Amortization expense for the three months ended June 30, 2018 decreased $2.1 million, or 6.7%, to $29.2 million, from $31.3 million in the 2017 period. The decrease was principally due to the expected decrease in the amortization of intangible assets recognized in connection with the formation of the Company through a series of transactions entered into by KKR (“Acquisition”), and the Company’s acquisition of ValleyCrest based on the accelerated pattern consistent with expected future cash flows calculated at that time, offset by incremental amortization expense for intangible assets recognized in connection with our acquired businesses.

Other Income

Other income was $0.3 million for each of the three months ended June 30, 2018 and 2017, respectively, and consists primarily of net gains on investments.

Interest Expense

Interest expense for the three months ended June 30, 2018 increased $2.6 million, or 10.4%, to $27.5 million, from $24.9 million in the 2017 period. The increase was primarily due to a higher weighted average interest rate in the 2018 period of 5.00%, compared to 4.09% in the 2017 period, which was in direct correlation to rising interest rates in the external LIBOR market as well as increased borrowings in the three months ended June 30, 2018.

Income Tax Expense

Income tax expense for the three months ended June 30, 2018 increased $0.1 million, or 9.1%, to $1.2 million, from $1.1 million in the 2017 period. The increase in the income tax expense was primarily attributable to certain expenses related to the IPO that are not deductible for income tax purposes, partially offset by a deduction for eligible domestic production activities recognized during the three months ended June 30, 2018.

Net Income (Loss)

For the three months ended June 30, 2018, net loss increased $16.8 million, to $1.4 million, from net income of $15.4 million in the 2017 period. The increase was due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $0.7 million for the three months ended June 30, 2018, to $97.8 million, from $98.5 million in the 2017 period. Adjusted EBITDA as a percent of revenue was 15.5% and 15.7% in the three months ended June 30, 2018 and 2017, respectively. The decrease in Adjusted EBITDA was principally driven by a decrease in Development Services Segment Adjusted EBITDA of $1.4 million, or 6.0%, partially offset by an increase in Maintenance Services Segment Adjusted EBITDA of $0.9 million, or 1.0%, both driven by changes in segment revenues discussed below.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2018 decreased $2.0 million to $33.2 million, from $35.2 million in the 2017 period. The decrease was primarily due to the increase in interest expense and the other changes discussed above.

Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017

Net Service Revenues

Net service revenues for the nine months ended June 30, 2018 increased $112.9 million, or 6.8%, to $1,771.8 million, from $1,658.9 million in the 2017 period. The increase was driven by an increase in revenues from acquired businesses of $67.0 million as well as increased revenue from snow removal services of $59.9 million due to the relative frequency and volume of snowfall. These increases were partially offset by decreases in landscape services revenues of $15.3 million as discussed further below.

Gross Profit

Gross profit for the nine months ended June 30, 2018 increased $22.5 million, or 5.1%, to $460.4 million, from $437.9 million in the 2017 period. The increase in gross profit was driven by an increase in Maintenance Services revenues described above, partially offset by a decline in gross margin due to an increase in cost of services provided as a percentage of net service revenues. Cost of services provided as a percentage of net service revenues increased 40 basis points to 74.0% in the nine months ended June 30, 2018 from 73.6% in the 2017 period. The increase in cost of services as a percentage of net service revenues was principally driven by an increase in the cost of materials of 60 basis points due to certain costs on larger development projects.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended June 30, 2018 increased $25.8 million, or 7.8%, to $356.8 million, from $331.0 million in the 2017 period. This increase is due to an $18.1 million increase in equity-based compensation expense primarily related to the equity conversion as a result of the IPO, $6.8 million of costs related to the IPO incurred during the period and a $10.6 million increase in costs for business transformation and integration. See Note 1 “Business and Basis of Presentation” and Note 10 “Equity-based Compensation” in the Notes to Unaudited Consolidated Financial Statements. These increases were partially offset by a decrease in expense as a result of our continued focus on efficiency initiatives to reduce overhead, personnel and related costs across our core functions. As a percentage of revenue, selling, general and administrative expense increased to 20.1% from 20.0% in the 2017 period.

Amortization Expense

Amortization expense for the nine months ended June 30, 2018 decreased $5.2 million, or 5.5%, to $89.6 million, from $94.8 million in the 2017 period. The decrease was principally due to the expected decrease in the amortization of intangible assets recognized in connection with the Acquisition and the Company’s acquisition of ValleyCrest based on the accelerated pattern consistent with expected future cash flows calculated at that time, offset by incremental amortization expense for acquisitions completed during the 2017 period.

Other Income

Other income was $1.3 million for each of the nine months ended June 30, 2018 and 2017, respectively, and consists primarily of net gains on investments.

Interest Expense

Interest expense for the nine months ended June 30, 2018 increased $4.1 million, or 5.6%, to $77.5 million, from $73.4 million in the 2017 period. The increase primarily resulted from a higher weighted average interest rate in the 2018 period of 4.66%, compared to 4.04% in the 2017 period, which was in direct correlation to rising interest rates in the external LIBOR market.

Income Tax Benefit

Income tax benefit for the nine months ended June 30, 2018 increased $36.2 million, or 164.5%, to $58.2 million, from $22.0 million in the 2017 period. The increase in tax benefit was primarily attributable to the reduction in the U.S. corporate income tax rate from the enactment of the 2017 Tax Act. As a result of the enactment, we revalued our ending net deferred tax liabilities at December 31, 2017, resulting in a $41.4 million tax benefit in the nine months ended June 30, 2018.

Net Income (Loss)

For the nine months ended June 30, 2018, net loss decreased $33.8 million, to $4.1 million, from $37.9 million in the 2017 period. The decrease was primarily due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA increased $29.1 million for the nine months ended June 30, 2018, to $215.9 million, from $186.8 million in the 2017 period. Adjusted EBITDA as a percent of revenue was 12.2% and 11.3% for the nine months ended June 30, 2018 and 2017, respectively. The increase in Adjusted EBITDA was principally driven by an increase in Maintenance Services Segment Adjusted EBITDA of $29.0 million, or 16.0%, partially offset by a decrease in Development Services Segment Adjusted EBITDA of $4.1 million, or 6.9%, both driven by changes in segment revenues discussed below.

Adjusted Net Income

Adjusted Net Income for the nine months ended June 30, 2018 increased $20.1 million, to $54.1 million, from $34.0 million in the 2017 period. The increase was primarily due to the increase in gross profit, partially offset by an increase in interest expense, each as discussed above.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement this information, we also use the following measures: “Adjusted EBITDA,” “Adjusted Net Income,” “Free Cash Flow” and “Adjusted Free Cash Flow.” Management believes that Adjusted EBITDA and Adjusted Net Income are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted to exclude certain non-cash, non-recurring and other adjustment items. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future. Adjusted Net Income is defined as net income (loss) including interest and depreciation and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of such exclusions and the removal of the discrete tax items. We believe Free Cash Flow and Adjusted Free Cash Flow are helpful supplemental measures to assist us and investors in evaluating our liquidity. Free Cash Flow represents cash flows from operating activities less capital expenditures, net of proceeds from the sale of property and equipment. Adjusted Free Cash Flow represents Free Cash Flow as further adjusted for the acquisition of certain legacy properties associated with our acquired ValleyCrest business. We believe Free Cash Flow and Adjusted Free Cash Flow are useful to provide additional information to assess our ability to pursue business opportunities and investments and to service our debt. Free Cash Flow and Adjusted Free Cash Flow have limitations as analytical tools, including that they do not account for our future contractual commitments and exclude investments made to acquire assets under capital leases and required debt service payments.

Set forth below are the reconciliations of net loss to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Free Cash Flow and Adjusted Free Cash Flow.

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Adjusted EBITDA
Net (loss) income	(1.4)	15.4	(4.1)	(37.9)
Plus:
Interest expense, net	27.5	24.9	77.5	73.4
Income tax provision (benefit)	1.2	1.1	(58.2)	(22.0)
Depreciation expense	17.8	19.9	56.6	60.7
Amortization expense	29.2	31.3	89.6	94.8
Establish public company financial reporting compliance (a)	0.6	0.4	3.4	2.4
Business transformation and integration costs (b)	2.5	2.6	21.4	10.8
Expenses related to initial public offering (c)	4.7	—	6.8	—
Equity-based compensation (d)	15.0	2.2	20.8	2.6
Management fees (e)	0.7	0.6	2.1	2.0
Adjusted EBITDA	$97.8	$98.5	$215.9	$186.8
Adjusted Net Income
Net (loss) income	$(1.4)	$15.4	$(4.1)	$(37.9)
Plus:
Amortization expense	29.2	31.3	89.6	94.8
Establish public company financial reporting compliance (a)	0.6	0.4	3.4	2.4
Business transformation and integration costs (b)	2.5	2.6	21.4	10.8
Expenses related to initial public offering (c)	4.7	—	6.8	—
Equity-based compensation (d)	15.0	2.2	20.8	2.6
Management fees (e)	0.7	0.6	2.1	2.0
Income tax adjustment (f)	(18.1)	(17.4)	(85.8)	(40.7)
Adjusted Net Income	$33.2	$35.2	$54.1	$34.0
Free Cash Flow and Adjusted Free Cash Flow
Cash flows from operating activities	$44.5	$0.2	$123.7	$69.0
Minus:
Capital expenditures	27.6	18.6	71.7	51.0
Plus:
Proceeds from sale of property and equipment	2.4	2.9	3.9	5.3
Free Cash Flow	$19.3	$(15.5)	$55.9	$23.3
Plus:
ValleyCrest land and building acquisition (g)	—	—	21.6	—
Adjusted Free Cash Flow	$19.3	$(15.5)	$77.5	$23.3

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new revenue recognition standard (ASC 606 – Revenue from Contracts with Customers ), and other miscellaneous costs.

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) vehicle fleet rebranding costs; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Severance and related costs	$1.1	$0.4	$3.3	$6.1
Rebranding of vehicle fleet	0.4	0.7	12.4	0.7
Business integration	0.2	0.2	0.4	0.4
IT infrastructure transformation and other	0.8	1.4	5.3	3.6
Business transformation and integration costs	$2.5	$2.6	$21.4	$10.8

(c)	Represents expenses incurred in connection with the IPO.
(d)	Represents equity-based compensation expense recognized for stock plans outstanding.
(e)	Represents management fees paid to our Sponsors pursuant to a monitoring agreement.
(f)

Represents the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items, which collectively result in a reduction of income tax. The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. The nine months ended June 30, 2018 amount includes a $41.4 million benefit recognized as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the 2017 Tax Act.

	Three Months Ended		Nine Months Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Tax impact of pre-tax income adjustments	$17.7	$17.5	$43.7	$40.8
Discrete tax items	0.4	(0.1)	42.1	(0.1)
Income tax adjustment	$18.1	$17.4	$85.8	$40.7

(g)	Represents the acquisition of legacy ValleyCrest land and buildings in October 2017.

Segment Results

We classify our business into two segments: Maintenance Services and Development Services. Our corporate operations are not allocated to the segments and are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

We evaluate the performance of our segments on Net Service Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Net Service Revenues). Segment Adjusted EBITDA is indicative of operational performance and ongoing profitability. Our management closely monitors Segment Adjusted EBITDA to evaluate past performance and identify actions required to improve profitability.

Segment Results for the Three Months Ended June 30, 2018 and 2017

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended June 30,		Percent Change 2018 vs. 2017
(In millions)	2018	2017
Net Service Revenues	$474.6	$461.2	2.9%
Segment Adjusted EBITDA	$91.3	$90.4	1.0%
Segment Adjusted EBITDA Margin	19.2%	19.6%	(40	) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended June 30, 2018 increased by $13.4 million, or 2.9%, from the 2017 period. Revenues from landscape services were $465.7 million, an increase of $8.7 million over the 2017 period and revenues from snow removal services were $8.9 million, an increase of $4.7 million over the 2017 period. The increase in landscape services revenues was driven by revenue of $26.1 million from businesses acquired partially offset by a decrease of $17.4 million principally due to the timing of enhancement services coupled with the Company’s managed exit strategy surrounding certain underperforming contacts. The increase in snow removal services revenue is correlated with the higher relative snowfall in the three months ended June 30, 2018 (snowfall for the three months ended June 30, 2018 and 2017 was 162% and 95%, respectively, of the historical 10-year average for that three-month period), coupled with an increased frequency of snowfall events and the volume of snowfall per event.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2018 increased $0.9 million, to $91.3 million, compared to $90.4 million in the 2017 period. The increase in Segment Adjusted EBITDA was primarily due to the increase in revenues described above, offset by a related increase in cost of services provided of $11.0 million. As a result, Segment Adjusted EBITDA Margin decreased 40 basis points, to 19.2%, in the three months ended June 30, 2018, from 19.6% in the 2017 period, principally due to an increase in total labor costs of 30 basis points driven primarily by overtime associated with a seasonal labor shortage and temporarily elevated levels of expenses from recent acquisitions.

Development Services Segment Results

	Three Months Ended June 30,		Percent Change 2018 vs. 2017
(In millions)	2018	2017
Net Service Revenues	$157.4	$166.9	(5.7)%
Segment Adjusted EBITDA	$22.0	$23.4	(6.0)%
Segment Adjusted EBITDA Margin	14.0%	14.0%	— bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended June 30, 2018 decreased $9.5 million, or 5.7%, compared to the 2017 period. The decrease was primarily due to winding down production on certain large projects that reached substantial completion during the quarter coupled with the timing of commencing work on new projects. The decrease was partially offset by revenues from the development related activities of acquired businesses of $3.0 million.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2018 decreased $1.4 million, to $22.0 million, compared to the 2017 period. The decrease in Segment Adjusted EBITDA was primarily due the decrease in net revenue as noted above, offset by a related decrease in cost of services provided of $7.5 million. As a result, Segment Adjusted EBITDA Margin remained flat at 14.0% for each of the three months ended June 30, 2018 and 2017, respectively.

Segment Results for the Nine Months Ended June 30, 2018 and 2017

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Nine Months Ended June 30,		Percent Change 2018 vs. 2017
(In millions)	2018	2017
Net Service Revenues	$1,341.4	$1,233.2	8.8%
Segment Adjusted EBITDA	$210.2	$181.2	16.0%
Segment Adjusted EBITDA Margin	15.7%	14.7%	100	bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the nine months ended June 30, 2018 increased by $108.2 million, or 8.8%, compared to the 2017 period. Revenues from landscape services were $1,088.8 million, an increase of $48.3 million over the 2017 period, and revenues from snow removal services were $252.6 million, an increase of $59.9 million over the 2017 period. The increase in landscape services revenues was driven by incremental revenue of $63.6 million from businesses acquired, partially offset by a decrease of $15.3 million principally due to the timing of enhancement services coupled with the Company’s managed exit strategy surrounding underperforming contacts. The increase in snow removal services revenue is correlated with the higher relative snowfall in the nine months ended June 30, 2018 (snowfall for the nine months ended June 30, 2018 and 2017 was 87% and 64%, respectively, of the historical 10-year average for that nine month period), coupled with an increased frequency of snowfall events and the volume of snowfall per event.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2018 increased $29.0 million, to $210.2 million, compared to $181.2 million in the 2017 period. The increase in Segment Adjusted EBITDA was primarily due to the increase in revenues described above partially offset by a related increase in cost of services provided of $78.6 million. Segment Adjusted EBITDA Margin increased 100 basis points, to 15.7%, in the nine months ended June 30, 2018, from 14.7% in the 2017 period due to our continued focus on efficiency initiatives to reduce overhead, personnel and related costs.

Development Services Segment Results

	Nine Months Ended June 30,		Percent Change 2018 vs. 2017
(In millions)	2018	2017
Net Service Revenues	$433.6	$427.3	1.5%
Segment Adjusted EBITDA	$55.3	$59.4	(6.9)%
Segment Adjusted EBITDA Margin	12.8%	13.9%	(110	) bps

Development Services Net Service Revenues

Development Services net service revenues for the nine months ended June 30, 2018 increased $6.3 million, or 1.5%, compared to the 2017 period. The increase was primarily the result of increased activity on new and existing development projects in fiscal year 2018 and revenue from the development related activities of acquired businesses of $3.4 million.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2018 decreased $4.1 million, to $55.3 million, compared to $59.4 million in the 2017 period. The decrease in Segment Adjusted EBITDA was primarily due to an increase in cost of services provided of $14.8 million, with cost of services provided as a percentage of revenue increasing 230 basis points primarily driven by an increase in cost of materials on certain larger development projects. The increase in costs of services performed was offset by the growth in revenue described above, as well as a decrease in selling, general and administrative expense of $4.7 million that was driven by a collection of cash at the completion of a significant project and the release of a prior reserve against a portion of such receivable and other expense reductions. As a result, Segment Adjusted EBITDA Margin decreased 110 basis points, to 12.8%, in the nine months ended June 30, 2018, from 13.9% in the 2017 period.

Liquidity and Capital Resources

Liquidity

Since the consummation of the Acquisition and related financing transactions, our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Company’s First Lien Term Loans, the Second Lien Term Loans and the Revolving Credit Facility (“Senior Secured Credit Facilities”), and the Receivables Financing Agreement. Our principal uses of cash following the consummation of the Acquisition and related financing transactions have been to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

As discussed in Note 1 “Business and Basis of Presentation” in the Notes to Unaudited Consolidated Financial Statements, we completed an IPO in July 2018 and in conjunction with and following such IPO we repaid approximately $501.1 million of outstanding indebtedness.

Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the next twelve months.

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30, 2018	September 30, 2017
(In millions)
Cash and cash equivalents	$16.4	$12.8
Short-term borrowings and current maturities of long-term debt	14.6	14.6
Long-term debt (1)	1,643.1	1,574.9
Total debt	$1,657.7	$1,589.5

(1)

Does not reflect the repayment of approximately $501.1 million outstanding indebtedness in connection with the IPO.  See Note 1 “Business and Basis of Presentation” in the Notes to Unaudited Consolidated Financial Statements.

We can increase the borrowing availability under the First Lien Credit Agreement or increase the term loans outstanding under the First Lien Credit Agreement or the Second Lien Credit Agreement, or incur other first or second lien indebtedness in lieu thereof, by up to $150.0 million, in the aggregate, in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans under the First Lien Credit Agreement or the Second Lien Credit Agreement, or in the form of other indebtedness in lieu thereof, plus an additional amount so long as we do not exceed, in the case of first lien indebtedness, a specified first lien secured leverage ratio and, in the case of second lien indebtedness, a specified senior secured leverage ratio. We can incur such additional secured or other unsecured indebtedness under the First Lien Credit Agreement and Second Lien Credit Agreement if certain specified conditions are met. Our liquidity requirements are significant primarily due to debt service requirements. See Note 7 “Long-term Debt” for a complete description of our credit facilities included in our consolidated financial statements included herein.

Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or the Receivables Financing Agreement in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended June 30,
(In millions)	2018	2017
Operating activities	$123.7	$69.0
Investing activities	(172.6)	(65.9)
Financing activities	52.6	(19.2)
Free Cash Flow (1)	55.9	23.3
Adjusted Free Cash Flow (1)	77.5	23.3

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2018 increased $54.7 million, to $123.7 million, from $69.0 million in the 2017 period. This increase was primarily due to lower net loss, coupled with an increase in cash generated from changes in operating assets and liabilities of $35.5 million principally driven by an improvement in changes in accounts receivable and unbilled and deferred revenue.

Cash Flows used in Investing Activities

Net cash used in investing activities was $172.6 million in the nine months ended June 30, 2018, an increase in the use of cash of $106.7 million compared to $65.9 million for the 2017 period. The increase was driven primarily by $104.4 million of cash paid for acquisitions for the nine months ended June 30, 2018, compared to $22.7 million in the 2017 period. Capital expenditures increased 40.6%, or $20.7 million, year over year primarily due to the acquisition of legacy ValleyCrest land and buildings for $21.6 million. Excluding such acquisition, cash used for capital expenditures was $50.1 million and $51.0 million for the nine months ended June 30, 2018 and 2017, respectively.

Cash Flows provided by (used in) Financing Activities

Net cash flows provided by financing activities of $52.6 million for the nine months ended June 30, 2018 consisted of proceeds from our Receivables Financing Agreement of $70.0 million and proceeds from our Revolving Credit Facility of $55.0 million, offset by scheduled and voluntary principal payments on long-term borrowings of $64.8 million, repayments of capital lease obligations of $4.8 million and repurchases of common stock of $2.9 million. Cash used in financing activities was $19.2 million for the nine months ended June 30, 2017 and reflects net repayments of long-term borrowings of $164.2 million, repayments of capital lease obligations of $2.6 million and repurchases of common stock of $2.4 million, offset by proceeds from our Receivables Financing Agreement of $150.0 million.

Free Cash Flow and Adjusted Free Cash Flow

Free Cash Flow increased $32.6 million to $55.9 million for the nine months ended June 30, 2018 from $23.3 million in the 2017 period. The increase in Free Cash Flow was due to an increase in cash flows from operating activities of $54.7 million, partially offset by an increase in capital expenditures of $20.7 million. Adjusted Free Cash Flow increased $54.2 million to $77.5 million for the nine months ended June 30, 2018 from $23.3 million in the 2017 period. The increase in Adjusted Free Cash Flow was due to an increase in cash flows from operating activities of $54.7 million and a decrease in capital expenditures of $0.9 million (net of $21.6 million related to the acquisition of legacy ValleyCrest land and buildings).

Working Capital

	June 30, 2018	September 30, 2017
(In millions)
Net Working Capital:
Current assets	$539.3	$502.5
Less: Current liabilities	367.8	342.1
Net working capital	$171.5	$160.4

Net working capital is defined as current assets less current liabilities. Net working capital increased $11.1 million, to $171.5 million, at June 30, 2018, from $160.4 million at September 30, 2017, primarily driven by increases in accounts receivable and unbilled revenue, related to the timing of work performed, offset by increases in accounts payable, deferred revenue and accrued expenses.

Debt

As of June 30, 2018, we had $1,372.9 million of first lien term loans, $55.0 million drawn on our Revolving Credit Facility, $110.0 million of second lien term loans outstanding and $150.0 million outstanding under our Receivables Financing Agreement. As of June 30, 2018, we had $127.1 million of additional availability under our Revolving Credit Facility and $25.0 million of additional availability under our receivables financing agreement.

In July 2018, we used the net proceeds from the IPO to repay approximately $336.1 million of our first lien term loans, the $55.0 million outstanding borrowings under our revolving credit facility and all outstanding $110.0 million of our second lien term loans. See Note 1 “Business and Basis of Presentation” in the Notes to Unaudited Consolidated Financial Statements.

The first lien credit agreement contains customary covenants that, among other things, limit our ability to incur additional indebtedness, create or incur liens against our assets, make acquisitions, pay dividends or distributions on our stock, merge or consolidate with another entity and transfer or sell assets. Solely with respect to the Revolving Credit Facility, the revolver is subject to a first lien secured leverage covenant pursuant to which the Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio (as defined in the First Lien Credit Agreement) must not exceed 7.75 to 1, stepping down to 6.50 to 1 for the quarter ending June 30, 2019. The First Lien Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the First Lien Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the First Lien Credit Agreement and all actions permitted to be taken by a secured creditor. As of June 30, 2018, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Contractual Obligations and Commercial Commitments

During the nine months ended June 30, 2018, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2017 in our Prospectus.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Prospectus, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Prospectus.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see the “Quantitative and Qualitative Disclosure of Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 11 “Commitments and Contingencies” to our consolidated financial statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.

Item 1A. Risk Factors.

As of June 30, 2018, there have been no material changes to the risk factors included in our final prospectus dated June 27, 2018, as filed with the Securities and Exchange Commission on June 29, 2018  pursuant to Rule 424(b)(4) under the Securities Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b) Use of Proceeds

On July 2, 2018, we completed an initial public offering of our common stock (“IPO”) in which we issued and sold 24,495,000 shares of common stock. The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-225277), which was declared effective by the SEC on June 27, 2018. The common stock is listed on the New York Stock Exchange under the symbol “BV.” The shares of our common stock were sold at an initial offering price of $22.00 per share, which generated net proceeds of approximately $501.2 million to us, after deducting underwriting discounts and commissions of approximately $37.7 million. We estimated that we incurred offering expenses of approximately $6.8 million (exclusive of underwriting discounts and commissions), of which $5.4 million was paid from the net proceeds generated by the IPO. We used the net proceeds from the IPO to repay all $110 million outstanding under our second lien credit agreement and all $55 million outstanding under our revolving credit facility and, with all remaining proceeds, to repay approximately $336.1 million outstanding under our first lien credit agreement.

Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KKR Capital Markets LLC and UBS Securities LLC acted as joint bookrunning managers and as representatives of the underwriters in the IPO. Robert W. Baird & Co. Incorporated, Credit Suisse Securities (USA) LLC, Macquarie Capital (USA) Inc., Jefferies LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC were also bookrunners in the offering. Nomura Securities International, Inc., Stifel, Nicolaus & Company, Incorporated, William Blair & Company, L.L.C., Moelis & Company LLC and SMBC Nikko Securities America, Inc. acted as co-managers in the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
4.1

Stockholders Agreement, dated as of June 27, 2018, among BrightView Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

4.2

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of BrightView Parent L.P., dated as of June  27, 2018, by and among BrightView GP I, LLC and BrightView Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

10.1	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
10.2	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: August 9, 2018	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)