Form 10-Q
period 2018-12-31
BrightView Holdings, Inc.
filed 2019-02-07
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2019, the registrant had 104,961,720 shares of common stock, $0.01 par value per share, outstanding.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

ii

•	increases in costs and requirements imposed as a result of becoming a public company.

We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	December 31, 2018	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$17,713	$35,224
Accounts receivable, net	298,139	317,056
Unbilled revenue	93,222	99,876
Inventories	25,161	23,830
Other current assets	58,218	55,179
Total current assets	492,453	531,165
Property and equipment, net	255,430	256,806
Intangible assets, net	275,285	290,455
Goodwill	1,769,212	1,766,761
Other assets	44,518	46,711
Total assets	$2,836,898	$2,891,898
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$81,143	$93,603
Current portion of long-term debt	10,370	12,963
Deferred revenue	77,363	72,476
Current portion of self-insurance reserves	43,948	34,537
Accrued expenses and other current liabilities	85,404	117,891
Total current liabilities	298,228	331,470
Long-term debt, net	1,139,636	1,141,279
Deferred tax liabilities	62,631	67,219
Self-insurance reserves	82,444	93,400
Other liabilities	33,133	31,203
Total liabilities	1,616,072	1,664,571
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; no shares issued or outstanding as of December 31, 2018 and September 30, 2018	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 104,962 and 104,470 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	1,050	1,045
Additional paid-in-capital	1,432,247	1,426,344
Accumulated deficit	(199,555)	(189,636)
Accumulated other comprehensive loss	(12,916)	(10,426)
Total stockholders’ equity	1,220,826	1,227,327
Total liabilities and stockholders’ equity	$2,836,898	$2,891,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2018	2017
Net service revenues	$526,013	$551,089
Cost of services provided	394,125	408,539
Gross profit	131,888	142,550
Selling, general and administrative expense	110,143	119,775
Amortization expense	15,130	31,046
Income (loss) from operations	6,615	(8,271)
Other (expense) income	(1,453)	969
Interest expense	17,124	24,913
Loss before income taxes	(11,962)	(32,215)
Income tax benefit	3,135	51,539
Net (loss) income	$(8,827)	$19,324
(Loss) earnings per share:
Basic and diluted	$(0.09)	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2018	2017
Net (loss) income	$(8,827)	$19,324
Net derivative (losses) gains arising during the period, net of tax of $(1,135) and $1,164, respectively	(3,022)	1,760
Reclassification of gains into net (loss) income, net of tax of $304 and $1,035, respectively	532	1,565
Other comprehensive (loss) income	(2,490)	3,325
Comprehensive (loss) income	$(11,317)	$22,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2017	77,083	$771	$894,089	$(178,015)	$(20,584)	$696,261
Net loss	—	—	—	(15,087)	—	(15,087)
Other comprehensive income, net of tax	—	—	—	—	13,624	13,624
Capital contributions and issuance of common stock	27,497	276	506,380	—	—	506,656
Equity-based compensation	—	—	28,795	—	—	28,795
Repurchase of common stock and distributions	(110)	(2)	(2,920)	—	—	(2,922)
Reclassification of effects of tax reform enactment	—	—	—	3,466	(3,466)	—
Balance, September 30, 2018	104,470	$1,045	$1,426,344	$(189,636)	$(10,426)	$1,227,327
Net loss	—	—	—	(8,827)	—	(8,827)
Other comprehensive loss, net of tax	—	—	—	—	(2,490)	(2,490)
Capital contributions and issuance of common stock	492	5	(5)	—		—
Equity-based compensation	—	—	5,908	—	—	5,908
Adoption of ASU No. 2014-09 (refer to Note 2)	—	—	—	(1,092)	—	(1,092)
Balance, December 31, 2018	104,962	$1,050	$1,432,247	$(199,555)	$(12,916)	$1,220,826

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(8,827)	$19,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	19,281	21,072
Amortization of intangible assets	15,130	31,046
Amortization of financing costs and original issue discount	949	2,653
Deferred taxes	(3,757)	(52,632)
Equity-based compensation	5,908	1,526
Hedge ineffectiveness and realized (loss) gain	(31)	1,495
Provision for doubtful accounts	910	230
Other non-cash activities, net	(724)	3,067
Change in operating assets and liabilities:
Accounts receivable	18,310	31,024
Unbilled and deferred revenue	9,642	9,573
Inventories	(1,193)	1,532
Other operating assets	(491)	(16,016)
Accounts payable and other operating liabilities	(48,663)	28,624
Net cash provided by operating activities	6,444	82,518
Cash flows from investing activities:
Purchase of property and equipment	(17,328)	(29,788)
Proceeds from sale of property and equipment	1,790	654
Business acquisitions, net of cash acquired	(1,894)	(3,236)
Other investing activities, net	143	(332)
Net cash used in investing activities	(17,289)	(32,702)
Cash flows from financing activities:
Repayments of capital lease obligations	(1,481)	(1,212)
Repayments of debt	(5,185)	(7,543)
Proceeds from receivables financing agreement	—	20,000
Repurchase of common stock and distributions	—	(472)
Proceeds from issuance of common stock	—	99
Net cash (used in) provided by financing activities	(6,666)	10,872
Net change in cash and cash equivalents	(17,511)	60,688
Cash and cash equivalents, beginning of period	35,224	12,779
Cash and cash equivalents, end of period	$17,713	$73,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands)

1.Business and Basis of Presentation

BrightView Holdings, Inc. (the “Company” and, collectively with its consolidated subsidiaries, “BrightView”) provides landscape maintenance and enhancements, landscape development, snow removal and other landscape related services for commercial customers throughout the United States. BrightView is aligned into two reportable segments: Maintenance Services and Development Services. Prior to its initial public offering completed in July 2018 (the “IPO”), the Company was a wholly-owned subsidiary of BrightView Parent L.P. (“Parent”), an affiliate of KKR & Co. Inc., (formerly KKR & Co. L.P., “KKR”). The Parent and Company were formed through a series of transactions entered into by KKR to acquire the Company on December 18, 2013 (“the KKR Acquisition”). The Parent was dissolved in August 2018 following the IPO.

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

The consolidated balance sheet as of September 30, 2018, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2018, but does not include all disclosures required by GAAP for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Securities and Exchange Commission (“SEC”).

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

Initial Public Offering

On July 2, 2018, the Company completed the IPO in which the Company issued and sold 24,495 shares of common stock.  The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-225277) (the “Registration Statement”), which was declared effective by the SEC on June 27, 2018. The shares of the Company’s common stock were sold at an initial offering price of $22.00 per share, which generated net proceeds of approximately $501,172 to the Company, after deducting underwriting discounts and estimated offering expenses of approximately $37,717, which included $5,497 paid to KKR Capital Markets LLC (“KCM”), an affiliate of KKR, for underwriting services in connection with the IPO. The Company used the net proceeds from the IPO to repay all $110,000 of the Company’s second lien term loans, all $55,000 outstanding under the Company’s Revolving Credit Facility (as defined below) and approximately $336,100 of the Company’s first lien term loans and accrued and unpaid interest thereon. These repayments resulted in an extinguishment of debt in the amount of approximately $501,100, which was recognized in the fourth quarter of fiscal 2018.

BrightView was party to a Monitoring Agreement, dated as of December 18, 2013 (the “Monitoring Agreement”), with KKR and MSD Partners (“MSD” and together with KKR, the “Sponsors”), which was terminated on July 2, 2018 in accordance with its terms upon the completion of the IPO. In connection with such termination, during the fourth quarter of fiscal 2018, the Company paid termination fees of approximately $7,598 and $3,438 to KKR and MSD, respectively. Affiliates of KKR and MSD retained 55.9% and 13.0% ownership interest, respectively, in the Company immediately after the IPO.

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

Stock Split

In connection with preparing for the IPO, the Company’s Board of Directors approved a 2.33839-for-one reverse stock split of the Company’s common stock. The reverse stock split became effective June 8, 2018. The par value per share of common stock and authorized shares of common stock remain unchanged. The accompanying consolidated financial statements and notes thereto give retroactive effect to the reverse stock split for all periods presented.

2.Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was further updated in March and April 2016. The updated accounting guidance clarifies the principles for recognizing revenue and provides a single, contract-based revenue recognition model in order to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance in the first quarter of fiscal 2019 using the modified retrospective approach transition method.

The Company concluded that is has substantially similar performance obligations under the amended guidance as compared with deliverables previously recognized.  Additionally, the Company made policy elections within the amended standards that are consistent with current accounting policies.  The adoption of ASU 2014-09 has an immaterial impact on the timing of revenue recognition and did not have a significant impact on the Company’s consolidated financial statements.  The Company recognized the cumulative effect of adopting the new standard as an adjustment to the opening balance of retained earnings resulting in an increase in the Accumulated deficit of $1,092. The additional revenue recognition disclosures required by the amended standard are presented in Note 3 “Revenue”. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires that an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted the guidance in the first quarter of fiscal 2019.  The adoption of ASU No. 2016-16 did not have a material impact on the Company’s consolidated financial statements.

Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The Company adopted the guidance in the first quarter of fiscal 2019.  The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

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

3. Revenue

The Company’s revenue is generated from Maintenance Services and Development Services. The Company generally recognizes revenue from the sale of services as the services are performed, typically ratably over the term of the contract(s), which the Company believes to be the best measure of progress.  The Company recognizes revenues as it transfers control of products and services to its customers.  The Company recognizes revenue in an amount reflecting the total consideration it expects to receive from the customer.  Revenue is recognized according to the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when a performance obligation is satisfied.  The Company determined that for contracts containing multiple performance obligations, stand-alone selling price is readily determinable for each performance obligation and therefore allocation of the transaction price to multiple performance obligations is not necessary.  The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the purchaser’s obligation to pay.

Maintenance Services

The Company’s Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of the Company’s recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient, defined below, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services.  When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed.  Fees for enhancement services are typically billed as the services are performed.

Development Services

For Development Services, revenue is primarily recognized over time using the cost-to-cost method, measured by the percentage of cost incurred to date to the estimated total cost for each contract, which we believe to be the best measure of progress. The full amount of anticipated losses on contracts is recorded as soon as such losses can be estimated. These losses have been immaterial in prior periods. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 13 “Segments”, the Company’s reportable segments are Maintenance Services and Development Services.  Revenues shown for fiscal 2018 are in accordance with ASC 605, Revenue Recognition.

	Three Months Ended December 31,
	2018	2017
Landscape Maintenance	$344,562	$353,104
Snow Removal	47,971	53,586
Maintenance Services	392,533	406,690
Development Services	134,396	145,223
Eliminations	(916)	(824)
Net service revenues	$526,013	$551,089

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of December 31, 2018, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $248,766. The Company expects to recognize revenue on 76% of the remaining performance obligations over the next 12 months and an additional 24% over the 12 months thereafter.

In accordance with the disclosure provisions of ASU 2014-09, the paragraph above excludes the following, i) estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less, ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, iii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Contract Assets and Liabilities

When a contract results in revenue being recognized in excess of the amount the Company has invoiced or has the right to invoice to the customer, a contract asset is recognized. Contract assets are transferred to accounts receivable, net when the rights to the consideration become unconditional. Contract assets are presented as Unbilled revenue on the consolidated balance sheets.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the consolidated balance sheets.

Contract Balances

The following table provides information about unbilled revenue and deferred revenue from contracts with customers:

December 31, 2018
Unbilled revenue	$93,222
Deferred revenue	$77,363

Changes in deferred revenue for the three months ended December 31, 2018 were as follows:

Deferred Revenue
Balance, October 1, 2018	$72,476
Deferral of revenue	(224,128)
Recognition of revenue	229,015
Balance, December 31, 2018	$77,363

There were $44,213 of amounts billed during the period and $37,559 of additions to our unbilled revenue balance during the three month period from October 1, 2018 to December 31, 2018.

Practical Expedients and Exemptions

The Company offers certain interest-free contracts to customers where payments are received over a period not exceeding one year. Additionally, certain Maintenance Services and Development Services customers may pay in advance for services. The Company does not adjust the promised amount of consideration for the effects of these financing components. At contract inception, the period of time between the performance of services and the customer payment is one year or less.

As permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.

The Company utilizes the right to invoice practical expedient for services performed on a per occurrence basis for land maintenance and snow removal services.  This simplifies the recognition of revenue for entities when the amount invoiced to a customer directly corresponds with the value transferred to the customer.

The Company elected to apply the revenue standard only to contracts that are not completed as of the date of initial application.

4.Accounts Receivable

Accounts receivable of $298,139 and $317,056, is net of an allowance for doubtful accounts of $6,373 and $5,629 and includes amounts of retention on incomplete projects to be completed within one year of $39,028 and $40,215 at December 31, 2018 and September 30, 2018, respectively.

5.Inventories

Inventories consist of the following:

	December 31, 2018	September 30, 2018
Finished products	$7,334	$6,913
Semi-finished products	8,504	8,580
Raw materials and supplies	9,323	8,337
Inventories	$25,161	$23,830

6.Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	December 31, 2018	September 30, 2018
Land	—	$52,696	$51,490
Buildings and leasehold improvements	2-40 yrs.	37,403	36,275
Operating equipment	2-7 yrs.	189,897	186,499
Transportation vehicles	3-7 yrs.	216,136	208,371
Office equipment and software	3-10 yrs.	55,433	57,976
Construction in progress	—	5,377	4,202
Property and equipment		556,942	544,813
Less: Accumulated depreciation		301,512	288,007
Property and equipment, net		$255,430	$256,806

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $19,281 and $21,072 for the three months ended December 31, 2018 and 2017, respectively.

7.Intangible Assets, Goodwill and Acquisitions

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $15,130 and $31,046 for the three months ended December 31, 2018 and 2017, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of December 31, 2018 and September 30, 2018 consisted of the following:

		December 31, 2018		September 30, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$622,670	$(352,743)	$622,710	$(337,800)
Trademarks	12 yrs.	4,800	(1,499)	230,900	(227,520)
Non-compete agreements	5 yrs.	2,320	(263)	2,320	(155)
Total intangible assets		$629,790	$(354,505)	$855,930	$(565,475)

The following is a summary of the activity for the periods ended September 30, 2018 and December 31, 2018 for goodwill:

	Maintenance Services	Development Services	Total
Balance, September 30, 2017	$1,523,299	$180,474	$1,703,773
Acquisitions	49,064	13,924	62,988
Balance, September 30, 2018	1,572,363	194,398	1,766,761
Acquisitions	2,451	—	2,451
Balance, December 31, 2018	$1,574,814	$194,398	$1,769,212

8.Long-term Debt

Long-term debt consists of the following:

	December 31, 2018	September 30, 2018
Series B term loan, net of original issue discount of $2,618 and $2,712 at December 31, 2018 and September 30, 2018, respectively (excluding the effect of the hedges)	$1,029,196	$1,034,288
Receivables financing agreement	140,000	140,000
Financing costs, net	(19,190)	(20,046)
Total debt, net	1,150,006	1,154,242
Less: Current portion of long-term debt	10,370	12,963
Long-term debt, net	$1,139,636	1,141,279

First Lien credit facility term loans due 2020 and Series B Term Loan due 2025

In connection with the KKR Acquisition, the Company and a group of financial institutions entered into a credit agreement (the “Credit Agreement”) dated December 18, 2013. The Credit Agreement consisted of seven-year $1,460,000 term loans (“First Lien Term Loans”) and a five-year $210,000 revolving credit facility. All amounts outstanding under the Credit Agreement were collateralized by substantially all of the assets of the Company. Debt repayments for the First Lien Term Loans totaled $347,050 for the year ended September 30, 2018 and consisted of $10,950 in contractual repayments per the Credit Agreement and $336,100 in voluntary repayments in connection with the IPO.

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037,000 seven-year term loan (the “Series B Term Loan”) and (ii) a $260,000 five-year revolving credit facility.  The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2,775 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $5,185 for the three months ended December 31, 2018.

Revolving credit facility

The Company has a five-year $260,000 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210,000 revolving credit facility under the Credit Agreement.  The Company had no outstanding balance under the Revolving Credit Facility as of December 31, 2018 and September 30, 2018.  There were no borrowings under the facility for the three months ended December 31, 2018.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provides a borrowing capacity of $175,000 through April 27, 2020. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the three months ended December 31, 2018, there was no activity under the Receivables Financing Agreement.  During the three months ended December 31, 2017, the Company borrowed $20,000 against the capacity and voluntarily repaid $3,750.

The following are the scheduled maturities of long-term debt, which do not include any estimated excess cash flow payments:

December 31,
2019	$10,370
2020	10,370
2021	10,370
2022	150,370
2023 and thereafter	990,334
Total long-term debt	1,171,814
Less: Current maturities	10,370
Less: Original issue discount	2,618
Less: Financing costs	19,190
Total long-term debt, net	$1,139,636

The Company has estimated the fair value of its long-term debt to be approximately $1,122,803 and $1,182,152 as of December 31, 2018 and September 30, 2018, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

9.Fair Value Measurements and Derivatives Instruments

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018:

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10,935	$10,935	$—	$—
Total assets	$10,935	$10,935	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$1,780	$—	$1,780	$—
Other liabilities:
Interest rate swap contracts	16,199	—	16,199	—
Obligation to Rabbi Trust	10,935	10,935	—	—
Total liabilities	$28,914	$10,935	$17,979	$—

	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$12,517	$12,517	$—	$—
Total assets	$12,517	$12,517	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$3,441	$—	$3,441	$—
Other liabilities:
Interest rate swap contracts	12,098	—	12,098	—
Obligation to Rabbi Trust	12,517	12,517	—	—
Total liabilities	$28,056	$12,517	$15,539	$—

Hedging Activities

As of December 31, 2018 and September 30, 2018, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The effective portion of the changes in the fair value of the derivative is initially reported in Other comprehensive income and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the consolidated statements of operations when the hedged item affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2020. The notional amount of interest rate contracts was $1,560,000 at December 31, 2018 and September 30, 2018. The net deferred losses on the interest rate swaps as of December 31, 2018 of $6,310, net of taxes, are expected to be recognized in interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2018	2017
(Loss) income recognized in Other comprehensive income	$(4,157)	$2,867
Net loss reclassified from Accumulated other comprehensive loss into Interest expense	(836)	(2,607)

Fuel Swap Contracts

The Company operates a large fleet of vehicles and mowers and has entered into gasoline and diesel hedge contracts in an effort to reduce its exposure to volatility in the fuel markets. As of December 31, 2018, the Company has one outstanding fuel contract covering the period January 1, 2019 to December 31, 2019 with a notional amount of 5,000 gallons. The impact of this contract was immaterial to the consolidated financial statements for the period.

10.Income Taxes

The following table summarizes the Company’s income tax benefit and effective income tax rate for the three month periods ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
Loss before income taxes	$(11,962)	$(32,215)
Income tax (benefit)	(3,135)	(51,539)
Effective income tax rate	26.2%	106.1%

For the three month period ended December 31, 2018, when compared to the same three month period of 2017, the decrease in the effective tax benefit is primarily related to the benefit recognized in the three months ended December 31, 2017 as a result of the comprehensive tax legislation, H.R.1, originally known as the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017.  As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $40,515 tax benefit in the Company’s consolidated statement of operations for the three months ended December 31, 2017.  Due to the Company’s fiscal year ending September 30, the Company utilized a federal blended tax rate of 24.5% for fiscal 2018, consistent with Section 15 of the Internal Revenue Code, and has appropriately applied the new corporate income tax rate of 21% for fiscal 2019, attributing to a decrease in effective tax rate of 3.5%.  The effective tax rate excluding the revaluation of deferred taxes for the three months ended December 31, 2017 was 34.3%.  In addition, year over year changes in state tax expense in the effective tax rate are primarily attributable to the distribution of income amongst various states.

11.Equity-based Compensation

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

Restricted Stock Awards

On November 28, 2018, the Company issued 492 shares at a weighted average grant date fair value of $13.49, all of which are restricted stock subject to vesting. The majority of these shares will vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6,156 over the requisite service period.

Stock Option Awards

On November 28, 2018, the Company issued 1,123 stock options at a weighted average exercise price of $13.49 and a weighted average grant date fair value of $5.85, the majority of which will vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6,091 over the requisite service period.

Information regarding the total equity-based compensation expense, for the periods indicated is as follows:

	Three Months Ended December 31,
	2018	2017
Total equity-based compensation expense recognized	$5,908	$1,526

At December 31, 2018 the aggregate unamortized value of outstanding stock-based compensation awards was approximately $58,334, with a weighted average remaining life of 2.4 years.

2018 Employee Stock Purchase Plan

The Company’s stockholders approved in 2018 the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”).  A total of 1,100 shares of the Company’s common stock were made available for sale on October 22, 2018 and will be issued on November 14, 2019.

12.Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at December 31, 2018 was $126,392, of which $43,948 was classified in current liabilities and $82,444 was classified in non-current liabilities in the accompanying unaudited consolidated balance sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2018 was $127,937, of which $34,537 was classified in current liabilities and $93,400 was classified in non-current liabilities in the accompanying consolidated balance sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at December 31, 2018 includes $36,606 related to claims recoverable from third party insurance carriers. Corresponding assets of $8,659 and $27,947 are recorded as Other current assets and Other assets, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance. The following is a summary of certain financial data for each of the segments:

	Three Months Ended December 31,
	2018	2017
Maintenance Services	$392,533	$406,690
Development Services	134,396	145,223
Eliminations	(916)	(824)
Net service revenues	$526,013	$551,089
Maintenance Services	$48,706	$60,610
Development Services	17,018	20,450
Corporate	(15,604)	(14,638)
Adjusted EBITDA(1)	$50,120	$66,422
Maintenance Services	$11,082	$6,662
Development Services	3,194	911
Corporate	3,052	22,215
Capital expenditures	$17,328	$29,788

(1)	Presented below is a reconciliation of Net (loss) income to Adjusted EBITDA:

	Three Months Ended
	December 31, 2018	December 31, 2017
Net (loss) income	$(8,827)	$19,324
Interest expense	17,124	24,913
Income tax benefit	(3,135)	(51,539)
Depreciation expense	19,281	21,072
Amortization expense	15,130	31,046
Establish public company financial reporting compliance (a)	383	2,632
Business transformation and integration costs (b)	4,256	16,809
Equity-based compensation (c)	5,908	1,526
Management fees (d)	—	639
Adjusted EBITDA	$50,120	$66,422

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new revenue recognition standard (ASU 2014-09 – Revenue from Contracts with Customers) and other miscellaneous costs.

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) rebranding of vehicle fleet; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

(c)	Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $3,957 related to the IPO during the three months ended December 31, 2018.
(d)	Represents management fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of the IPO.

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

	Three Months Ended
	December 31, 2018	December 31, 2017
Numerator:
Net (loss) income available to common stockholders	$(8,827)	$19,324
Denominator:
Weighted average number of common shares outstanding – basic and diluted	102,502	77,065
Basic and diluted (loss) earnings per share	$(0.09)	$0.25
Other Information:
Weighted average number of anti-dilutive options and restricted stock	5,891	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2018 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2018, and presumes that readers have read or have access to such discussion and analysis.  The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Components of Our Revenues and Expenses

Net Service Revenues

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance.  The right to invoice practical expedient, defined within Note 3 “Revenue” in the Notes to Unaudited Consolidated Financial Statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services.  When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method.    Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed.  Fees for enhancement services are typically billed as the services are performed.

Development Services

For Development Services, revenue is primarily recognized over time using the cost-to-cost method, measured by the percentage of cost incurred to date of the estimated total cost for each contract, which we believe to be the best measure of progress. The full amount of anticipated losses on contracts is recorded when such losses can be estimated. These losses have been immaterial in prior periods.  Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which such revisions are determined.

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

Interest Expense

Interest expense relates primarily to our long-term debt. See Note 8 “Long-term Debt” in the unaudited consolidated financial statements included herein.

Income Tax (Expense) Benefit

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

On December 22, 2017, H.R. 1, originally known as the U.S. Tax Cuts and Jobs Act (the “Tax Act”), was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company computed its income tax expense for the September 30, 2018 fiscal year using a blended Federal Tax Rate of 24.5%. The 21% Federal Tax Rate will apply to fiscal years ending September 30, 2019 and each year thereafter.  The Company has already accounted for the effects of the new legislation in the prior fiscal year, and the revaluation of the Company’s deferred taxes was reflected within the tax benefit recorded during that period.  The Company will continue to monitor for additional guidance released by the IRS in relation to the Tax Act.

Other (Expense) Income

Other (expense) income consists primarily of investment gains and losses related to deferred compensation.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to increase our density and leadership positions in existing local markets, enter into attractive new geographic markets and expand our portfolio of landscape enhancement services and improve technical capabilities in specialized services. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies.  We incurred $1.1 million of integration costs during the first quarter of fiscal 2019 related to acquisitions completed during fiscal 2018.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended December 31,
($ in millions)	2018	2017
Net service revenues	$526.0	$551.1
Cost of services provided	394.1	408.5
Gross profit	131.9	142.6
Selling, general and administrative expense	110.1	119.8
Amortization expense	15.1	31.0
Income from operations	6.6	(8.3)
Other (expense) income	(1.5)	1.0
Interest expense	17.1	24.9
(Loss) income before income taxes	(12.0)	(32.2)
Income tax (expense) benefit	3.1	51.5
Net (loss) income	$(8.8)	$19.3
Adjusted EBITDA(1)	$50.1	$66.4
Adjusted Net Income(1)	$10.4	$13.4
Cash flows from operating activities	$6.4	$82.5
Free Cash Flow(1)	$(9.1)	$53.4
Adjusted Free Cash Flow(1)	$(9.1)	$75.0

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017

Net Service Revenues

Net service revenues for the three months ended December 31, 2018 decreased $25.1 million, or 4.6%, to $526.0 million, from $551.1 million in the 2017 period. The decrease was driven by decreases in Maintenance Services revenues of $14.2 million and decreases in Development Services revenues of $10.8 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended December 31, 2018 decreased $10.7 million, or 7.5%, to $131.9 million, from $142.6 million in the 2017 period. The decrease in gross profit was driven by the decline in revenues, described above, along with a decline in gross margin. Gross margin decreased 80 basis points from 25.9% in the 2017 period to 25.1% for the three months ended December 31, 2018 primarily due to an increase in total labor costs as a percentage of revenue, inclusive of subcontractor expense, of 160 basis points, partially offset by a decrease in costs for certain larger development projects in the 2017 period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2018 decreased $9.7 million, or 8.0%, to $110.1 million, from $119.8 million in the 2017 period. This decrease is driven by a $13.8 million decrease in business transformation and integration costs, inclusive of a $9.9 million decrease in costs as a result of the substantial completion of our fleet rebranding initiative. The decrease was partially offset by an increase in equity-based compensation of $4.4 million, largely related to the IPO. As a percentage of revenue, selling, general and administrative expense decreased 80 basis points for the three months ended December 31, 2018 to 20.9%, from 21.7% in the 2017 period.

Amortization Expense

Amortization expense for the three months ended December 31, 2018 decreased $15.9 million, or 51.3%, to $15.1 million, from $31.0 million in the 2017 period. The decrease was principally due to the expected decrease of $17.3 million in the amortization of intangible assets recognized in connection with the KKR Acquisition and the acquisition of ValleyCrest Holding Co. (“ValleyCrest”) in 2014, based on the accelerated pattern consistent with expected future cash flows calculated at that time, offset by incremental amortization expense for intangible assets recognized in connection with acquisitions completed subsequent to 2017 of $1.4 million.

Other (Expense) Income

Other (expense) income decreased $2.5 million to $(1.5) million, from $1.0 million in the 2017 period driven by an increase in losses on deferred compensation investments.

Interest Expense

Interest expense for the three months ended December 31, 2018 decreased $7.8 million, or 31.3%, to $17.1 million, from $24.9 million in the 2017 period. The decrease was driven by an overall reduction in debt due to term loan repayments made during the fourth quarter of fiscal 2018 and the impact of our interest rate swaps for the period, partially offset by a higher weighted average interest rate on our term loans in the 2018 period of 4.85% compared to 4.63% in the 2017 period.

Income Tax (Expense) Benefit

Income tax benefit for the three months ended December 31, 2018 decreased $48.4 million, or 93.9%, to $3.1 million, from $51.5 million in the 2017 period. The decrease in tax benefit is primarily attributable to the $40.5 million tax benefit recorded in the three months ended December 31, 2017 a result of the reduction in the U.S. corporate income tax rate from the enactment of the Tax Act and the related revaluation of our net deferred tax liabilities.

Net (Loss) Income

For the three months ended December 31, 2018, net loss decreased $28.1 million, to $(8.8) million, from net income of $19.3 million in the 2017 period. The decrease was due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $16.3 million for the three months ended December 31, 2018, to $50.1 million, from $66.4 million in the 2017 period. Adjusted EBITDA as a percent of revenue was 9.5% and 12.1% in the three months ended December 31, 2018 and 2017, respectively. The decrease in Adjusted EBITDA was principally driven by a decrease in Maintenance Services Segment Adjusted EBITDA of $11.9 million, or 19.6%, as well as a decrease in Development Services Segment Adjusted EBITDA of $3.5 million, or 16.8%, both driven by lower segment revenues and higher cost of services provided as a percentage of revenue as discussed below.

Adjusted Net Income

Adjusted Net Income for the three months ended December 31, 2018 decreased $3.0 million to $10.4 million, from $13.4 million in the 2017 period. The decrease was primarily due to the decrease in gross profit discussed above.

Non-GAAP Financial Measures

In addition to our GAAP financial measures, we review various non-GAAP financial measures including Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”), Free Cash Flow and Adjusted Free Cash Flow.

We believe that Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net (loss) income before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net Income is defined as net (loss) income including interest and depreciation and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net Income divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS.  We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

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

Set forth below are the reconciliations of net (loss) income to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Free Cash Flow and Adjusted Free Cash Flow.  Adjusted EPS is defined as Adjusted Net Income (shown below) divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS and presented in Note 14 “(Loss) Earnings Per Share of Common Stock” in the Notes to Unaudited Consolidated Financial Statements.

	Three Months Ended December 31,
(In millions)	2018	2017
Adjusted EBITDA
Net (loss) income	$(8.8)	$19.3
Plus:
Interest expense, net	17.1	24.9
Income tax benefit	(3.1)	(51.5)
Depreciation expense	19.3	21.1
Amortization expense	15.1	31.0
Establish public company financial reporting compliance (a)	0.4	2.6
Business transformation and integration costs (b)	4.2	16.8
Equity-based compensation (c)	5.9	1.5
Management fees (d)	—	0.6
Adjusted EBITDA	$50.1	$66.4
Adjusted Net Income
Net (loss) income	$(8.8)	$19.3
Plus:
Amortization expense	15.1	31.0
Establish public company financial reporting compliance (a)	0.4	2.6
Business transformation and integration costs (b)	4.2	16.8
Equity-based compensation (c)	5.9	1.5
Management fees (d)	—	0.6
Income tax adjustment (e)	(6.4)	(58.6)
Adjusted Net Income	$10.4	$13.4
Free Cash Flow and Adjusted Free Cash Flow
Cash flows from operating activities	$6.4	$82.5
Minus:
Capital expenditures	17.3	29.8
Plus:
Proceeds from sale of property and equipment	1.8	0.7
Free Cash Flow	$(9.1)	$53.4
Plus:
ValleyCrest land and building acquisition (f)	—	21.6
Adjusted Free Cash Flow	$(9.1)	$75.0

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new revenue recognition standard (ASU 2014-09 – Revenue from Contracts with Customers ), and other miscellaneous costs.

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) vehicle fleet rebranding costs; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

	Three Months Ended December 31,
(In millions)	2018	2017
Severance and related costs	$0.5	$2.6
Rebranding of vehicle fleet	0.3	10.2
Business integration	1.1	—
IT infrastructure transformation and other	2.3	4.0
Business transformation and integration costs	$4.2	$16.8

(c)	Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $4.0 million related to the IPO in the three months ended December 31, 2018.
(d)	Represents fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of our IPO.
(e)

Represents the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items, which collectively result in a reduction of income tax. The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. The three months ended December 31, 2017 amount includes a $40.5 million benefit recognized as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act.

	Three Months Ended December 31,
(In millions)	2018	2017
Tax impact of pre-tax income adjustments	$5.8	$18.1
Discrete tax items	0.6	40.5
Income tax adjustment	$6.4	$58.6

(f)	Represents the acquisition of legacy ValleyCrest land and buildings in October 2017.

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

Segment Results for the Three Months Ended December 31, 2018 and 2017

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended December 31,		Percent Change
(In millions)	2018	2017	2018 vs. 2017
Net Service Revenues	$392.5	$406.7	(3.5)%
Segment Adjusted EBITDA	$48.7	$60.6	(19.6)%
Segment Adjusted EBITDA Margin	12.4%	14.9%	(250	) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended December 31, 2018 decreased by $14.2 million, or 3.5%, from the 2017 period. Revenues from landscape services were $344.6 million, a decrease of $8.5 million over the 2017 period and revenues from snow removal services were $48.0 million, a decrease of $5.6 million over the 2017 period. The decrease in landscape services revenues was driven by a $17.5 million decline in hurricane clean-up services revenue in the 2018 period, compared with revenue from hurricanes Irma and Maria in the 2017 period, a $10.8 million decrease in revenue as a result of our managed exit strategy surrounding underperforming contracts, and a decline in revenues from the prior year turnover of national accounts.  These declines were partially offset by $22.7 million revenue contribution from acquired businesses. The decrease in snow removal services is primarily attributable to the timing of snowfall during the period, a decreased frequency of snowfall events, the volume of snowfall per event and the lower relative snowfall in the three months ended December 31, 2018 (snowfall for the three months ended December 31, 2018 and 2017 was 84% and 86%, respectively, of the historical 10-year average for that three-month period).

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2018 decreased $11.9 million, to $48.7 million, compared to $60.6 million in the 2017 period. The decrease in Segment Adjusted EBITDA was primarily due to the decrease in revenues described above, specifically the decline in hurricane clean-up services which typically contributes a higher gross margin compared with other landscape maintenance services and the impact of the prior year turnover of national accounts. Additionally, there was an increase in cost of services provided related to snow removal services in the 2018 period due to the timing of snowfall early in the 2018 period, which resulted in an increased use of subcontractors. As a result, Segment Adjusted EBITDA Margin decreased 250 basis points, to 12.4%, in the three months ended December 31, 2018, from 14.9% in the 2017 period.

Development Services Segment Results

	Three Months Ended December 31,		Percent Change
(In millions)	2018	2017	2018 vs. 2017
Net Service Revenues	$134.4	$145.2	(7.5)%
Segment Adjusted EBITDA	$17.0	$20.5	(16.8)%
Segment Adjusted EBITDA Margin	12.7%	14.1%	(140	) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended December 31, 2018 decreased $10.8 million, or 7.5%, compared to the 2017 period. The decrease in development services revenues was driven by the completion of certain large projects in the prior fiscal year, partially offset by incremental revenue of $2.8 million related to development projects from the Maintenance Services acquisitions.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2018 decreased $3.4 million, to $17.0 million, compared to the 2017 period. The decrease in Segment Adjusted EBITDA was primarily due to the decrease in net revenue described above, coupled with an increase in costs related to timing of work performed. Segment Adjusted EBITDA Margin decreased 140 basis points, to 12.7%, in the three months ended December 31, 2018, from 14.1% in the 2017 period.

Liquidity and Capital Resources

Liquidity

Since the consummation of the KKR Acquisition and related financing transactions, our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement and the Receivables Financing Agreement. Our principal uses of cash following the consummation of the KKR Acquisition and related financing transactions have been to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

As discussed in Note 1 “Business and Basis of Presentation” in the Notes to Unaudited Consolidated Financial Statements, we completed an IPO in July 2018 and in conjunction with and following such IPO we repaid approximately $501.1 million of outstanding indebtedness with proceeds from the IPO.

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

(In millions)	December 31, 2018	September 30, 2018
Cash and cash equivalents	$17.7	$35.2
Short-term borrowings and current maturities of long-term debt	10.4	12.9
Long-term debt	1,139.6	1,141.3
Total debt, net	$1,150.0	$1,154.2

We can increase the borrowing availability under the Credit Agreement or increase the term loans outstanding under the Credit Agreement by up to $303.0 million, in the aggregate, in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans under the Credit Agreement, or in the form of other indebtedness in lieu thereof, plus an additional amount so long as we do not exceed a specified senior secured leverage ratio and, in the case of second lien indebtedness, a specified senior secured leverage ratio. We can incur such additional secured or other unsecured indebtedness under the Credit Agreement if certain specified conditions are met. Our liquidity requirements are significant primarily due to debt service requirements. See Note 8 “Long-term Debt” to our consolidated financial statements included herein.

Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or the Receivables Financing Agreement in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Series B Term Loan under the Credit Agreement, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended December 31,
(In millions)	2018	2017
Operating activities	$6.4	$82.5
Investing activities	$(17.3)	$(32.7)
Financing activities	$(6.7)	$10.9
Free Cash Flow (1)	$(9.1)	$53.4
Adjusted Free Cash Flow (1)	$(9.1)	$75.0
(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2018 decreased $76.1 million, to $6.4 million, from $82.5 million in the 2017 period. This decrease was primarily due to an increase in cash used for accounts payables and other liabilities of $77.3 million due to timing of payment activity.

Cash Flows used in Investing Activities

Net cash used in investing activities was $17.3 million in the three months ended December 31, 2018, a decrease in the use of cash of $15.4 million compared to $32.7 million for the 2017 period. Cash used in investing activities included cash paid for acquisitions for the three months ended December 31, 2018 of $1.9 million, compared to $3.2 million in the 2017 period. Capital expenditures decreased 41.8%, or $12.5 million, year over year primarily due to the acquisition of legacy ValleyCrest land and buildings for $21.6 million during the 2017 period, offset by increases in the purchase of vehicles and equipment of $3.2 million and $4.2 million, respectively during the three months ended December 31, 2018 compared to the 2017 period.

Cash Flows (used in) provided by Financing Activities

Net cash flows used in financing activities of $6.7 million for the three months ended December 31, 2018 consisted of scheduled principal payments on long-term borrowings of $5.2 million and repayments of capital lease obligations of $1.5 million. Cash provided by financing activities was $10.9 million for the three months ended December 31, 2017 and consisted of proceeds from our Receivables Financing Agreement of $20.0 million, scheduled principal payments on long-term borrowings of $7.5 million, repayments of capital lease obligations of $1.2 million and repurchases of common stock of $0.5 million.

Free Cash Flow and Adjusted Free Cash Flow

Free Cash Flow decreased $62.5 million to $(9.1) million for the three months ended December 31, 2018 from $53.4 million in the 2017 period. The decrease in Free Cash Flow was due to a decrease in cash flows from operating activities of $76.1 million, partially offset by a decrease in capital expenditures of $12.5 million each as described above. Adjusted Free Cash Flow decreased $84.1 million to $(9.1) million for the three months ended December 31, 2018 from $75.0 million in the 2017 period. The decrease in Adjusted Free Cash Flow was due to a decrease in cash flows from operating activities of $76.1 million and a decrease in capital expenditures of $34.1 million (inclusive of $21.6 million related to the acquisition of legacy ValleyCrest land and buildings in the 2017 period).

Working Capital

(In millions)	December 31, 2018	September 30, 2018
Net Working Capital:
Current assets	$492.5	$531.2
Less: Current liabilities	298.2	331.5
Net working capital	$194.3	$199.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $5.4 million, to $194.3 million, at December 31, 2018, from $199.7 million at September 30, 2018, primarily driven by decreases in cash and cash equivalents of $17.5 million and accounts receivable of $18.9 million, offset by decreases in accounts payable of $12.5 million and accrued expenses of $32.5 million relating to the timing of payments.

Contractual Obligations and Commercial Commitments

During the three months ended December 31, 2018, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2018 in our Annual Report on Form 10-K.

Description of Indebtedness

As of December 31, 2018, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2018, other than those related to revenue as a result of the adoption of ASU 2014-09.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 12 “Commitments and Contingencies” to our consolidated financial statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.

Item 1A. Risk Factors.

As of December 31, 2018, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

BrightView Holdings, Inc.

Date: February 7, 2019	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)