Form 10-Q
period 2019-03-31
BrightView Holdings, Inc.
filed 2019-05-08
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-38579

BrightView Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4190788
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
980 Jolly Road Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)
401 Plymouth Road Suite 500 Plymouth Meeting, Pennsylvania	19462
(Former address)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2019, the registrant had 104,961,720 shares of common stock, $0.01 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	BV	New York Stock Exchange

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	general economic and financial conditions;
•	competitive industry pressures;
•	the failure to retain certain current customers, renew existing customer contracts and obtain new customer contracts;
•	a determination by customers to reduce their outsourcing or use of preferred vendors;
•	the dispersed nature of our operating structure;
•	our ability to implement our business strategies and achieve our growth objectives;
•	acquisition and integration risks;
•	the seasonal nature of our landscape maintenance services;
•	our dependence on weather conditions;
•	increases in prices for raw materials and fuel;
•	product shortages and the loss of key suppliers;
•	the conditions and periodic fluctuations of real estate markets, including residential and commercial construction;
•	our ability to retain our executive management and other key personnel;
•	our ability to attract and retain trained workers and third-party contractors and re-employ seasonal workers;
•	any failure to properly verify employment eligibility of our employees;
•	subcontractors taking actions that harm our business;
•	our recognition of future impairment charges;
•	laws and governmental regulations, including those relating to employees, wage and hour, immigration, human health and safety and transportation;
•	environmental, health and safety laws and regulations;
•	the distraction and impact caused by litigation, of adverse litigation judgments and settlements resulting from legal proceedings;
•	increase in on-job accidents involving employees;
•	any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•	any failure to protect the security of personal information about our customers, employees and third parties;
•	our ability to adequately protect our intellectual property;
•	occurrence of natural disasters, terrorist attacks or other external events;
•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;
•	our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements;
•	restrictions imposed by our debt agreements that limit our flexibility in operating our business;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness; and

ii

•	increases in costs and requirements imposed as a result of becoming a public company.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$11,241	$35,224
Accounts receivable, net	353,090	317,056
Unbilled revenue	93,766	99,876
Inventories	24,473	23,830
Other current assets	52,502	55,179
Total current assets	535,072	531,165
Property and equipment, net	266,668	256,806
Intangible assets, net	274,621	290,455
Goodwill	1,799,209	1,766,761
Other assets	43,040	46,711
Total assets	$2,918,610	$2,891,898
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$94,607	$93,603
Current portion of long-term debt	10,370	12,963
Deferred revenue	100,120	72,476
Current portion of self-insurance reserves	42,855	34,537
Accrued expenses and other current liabilities	130,207	117,891
Total current liabilities	378,159	331,470
Long-term debt, net	1,147,469	1,141,279
Deferred tax liabilities	59,226	67,219
Self-insurance reserves	84,010	93,400
Other liabilities	25,782	31,203
Total liabilities	1,694,646	1,664,571
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; no shares issued or outstanding as of March 31, 2019 and September 30, 2018	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 104,962 and 104,470 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	1,050	1,045
Additional paid-in-capital	1,437,859	1,426,344
Accumulated deficit	(203,161)	(189,636)
Accumulated other comprehensive loss	(11,784)	(10,426)
Total stockholders’ equity	1,223,964	1,227,327
Total liabilities and stockholders’ equity	$2,918,610	$2,891,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net service revenues	$596,637	$590,382	$1,122,650	$1,141,471
Cost of services provided	450,569	448,149	844,694	856,688
Gross profit	146,068	142,233	277,956	284,783
Selling, general and administrative expense	119,413	117,817	229,555	237,592
Amortization expense	13,807	29,318	28,938	60,364
Income (loss) from operations	12,848	(4,902)	19,463	(13,173)
Other income (expense)	1,176	49	(278)	1,018
Interest expense	18,945	25,069	36,069	49,982
Loss before income taxes	(4,921)	(29,922)	(16,884)	(62,137)
Income tax benefit	1,315	7,858	4,451	59,397
Net loss	$(3,606)	$(22,064)	$(12,433)	$(2,740)
Loss per share:
Basic and diluted	$(0.04)	$(0.29)	$(0.12)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(3,606)	$(22,064)	$(12,433)	$(2,740)
Net derivative (losses) gains arising during the period, net of tax of $303, $(1,158), $1,439 and $(2,322), respectively	(756)	3,055	(3,778)	4,815
Reclassification of losses into net loss, net of tax of $710, $607, $1,013 and $1,642, respectively	1,888	1,616	2,420	3,181
Other comprehensive income (loss)	1,132	4,671	(1,358)	7,996
Comprehensive (loss) income	$(2,474)	$(17,393)	$(13,791)	$5,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended March 31, 2019 and 2018

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	104,962	$1,050	$1,432,247	$(199,555)	$(12,916)	$1,220,826
Net loss	—	—	—	(3,606)	—	(3,606)
Other comprehensive income, net of tax	—	—	—	—	1,132	1,132
Equity-based compensation	—	—	5,612	—	—	5,612
Balance, March 31, 2019	104,962	$1,050	$1,437,859	$(203,161)	$(11,784)	$1,223,964

Balance, September 30, 2018	104,470	$1,045	$1,426,344	$(189,636)	$(10,426)	$1,227,327
Net loss	—	—	—	(12,433)	—	(12,433)
Other comprehensive loss, net of tax	—	—	—	—	(1,358)	(1,358)
Capital contributions and issuance of common stock	492	5	(4)	—	—	1
Equity-based compensation	—	—	11,519	—	—	11,519
Adoption of ASU No. 2014-09 (Refer to Note 2)	—	—	—	(1,092)	—	(1,092)
Balance, March 31, 2019	104,962	$1,050	$1,437,859	$(203,161)	$(11,784)	$1,223,964

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	77,065	$771	$895,242	$(155,225)	$(20,725)	$720,063
Net loss	—	—	—	(22,064)	—	(22,064)
Other comprehensive income, net of tax	—	—	—	—	4,671	4,671
Capital contributions and issuance of common stock	6	—	—	—	—	—
Equity-based compensation	—	—	4,276	—	—	4,276
Repurchase of common stock and distributions	(86)	(1)	(2,331)	—	—	(2,332)
Balance, March 31, 2018	76,985	$770	$897,187	$(177,289)	$(16,054)	$704,614

Balance, September 30, 2017	77,083	$771	$894,089	$(178,015)	$(20,584)	$696,261
Net loss	—	—	—	(2,740)	—	(2,740)
Other comprehensive income, net of tax	—	—	—	—	7,996	7,996
Capital contributions and issuance of common stock	12	—	99	—	—	99
Equity-based compensation	—	—	5,802	—	—	5,802
Repurchase of common stock and distributions	(110)	(1)	(2,803)	—	—	(2,804)
Reclassification of effects of tax reform enactment	—	—	—	3,466	(3,466)	—
Balance, March 31, 2018	76,985	$770	$897,187	$(177,289)	$(16,054)	$704,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,433)	$(2,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	40,968	38,803
Amortization of intangible assets	28,938	60,364
Amortization of financing costs and original issue discount	1,876	5,338
Deferred taxes	(7,567)	(59,900)
Equity-based compensation	11,519	5,802
Hedge ineffectiveness and realized gain	678	4,823
Provision for doubtful accounts	991	684
Other non-cash activities, net	(920)	3,734
Change in operating assets and liabilities:
Accounts receivable	(33,546)	(300)
Unbilled and deferred revenue	31,855	18,635
Inventories	(768)	2,904
Other operating assets	3,962	(4,472)
Accounts payable and other operating liabilities	(837)	5,546
Net cash provided by operating activities	64,716	79,221
Cash flows from investing activities:
Purchase of property and equipment	(42,610)	(44,095)
Proceeds from sale of property and equipment	2,995	1,477
Business acquisitions, net of cash acquired	(49,333)	(44,743)
Other investing activities, net	1,270	(366)
Net cash used in investing activities	(87,678)	(87,727)
Cash flows from financing activities:
Repayments of capital lease obligations	(2,800)	(3,182)
Repayments of debt	(92,778)	(46,167)
Proceeds from receivables financing agreement, net of financing costs	84,557	55,000
Proceeds from revolving credit facility	10,000	—
Repurchase of common stock and distributions	—	(475)
Proceeds from issuance of common stock	—	99
Net cash (used in) provided by financing activities	(1,021)	5,275
Net change in cash and cash equivalents	(23,983)	(3,231)
Cash and cash equivalents, beginning of period	35,224	12,779
Cash and cash equivalents, end of period	$11,241	$9,548

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

The consolidated balance sheet as of September 30, 2018, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2018, but does not include all disclosures required by GAAP, for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Securities and Exchange Commission (“SEC”).

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The updated accounting guidance requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability with the exception of short-term leases. For income statement purposes, the criteria for recognition, measurement and presentation of expense is largely similar to previous guidance, but without the requirement to use bright-line tests in the determination of lease classification. The updated accounting guidance is effective for the Company as of October 1, 2019 and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which allows entities the option to adopt this standard using the modified retrospective transition method and include required disclosures for prior period.

The Company is in the process of reviewing its leasing arrangements in order to determine the impact the new guidance will have on its accounting, financial statement presentation and disclosure and to compare its accounting policies and practices to the requirements of the new standard.  The Company is also evaluating any system, control and process changes to capture lease data necessary to apply the new standard.  The Company anticipates an increase in lease-related assets and liabilities on its consolidated balance sheets as a result of recognition of most operating leases, and anticipates adopting the standard using the modified retrospective transition method, in accordance with ASU No. 2018-11.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers.  The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. For public entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and disclosures due to the nature and materiality of the Company’s financial assets and liabilities.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Landscape Maintenance	$281,777	$270,014	$626,145	$623,118
Snow Removal	191,537	190,091	239,702	243,677
Maintenance Services	473,314	460,105	865,847	866,795
Development Services	123,977	131,018	258,373	276,241
Eliminations	(654)	(741)	(1,570)	(1,565)
Net service revenues	$596,637	$590,382	$1,122,650	$1,141,471

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of March 31, 2019, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $292,034. The Company expects to recognize revenue on 65% of the remaining performance obligations over the next 12 months and an additional 35% over the 12 months thereafter.

In accordance with the disclosure provisions of ASU 2014-09, the paragraph above excludes the following, i) estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less, ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance and iii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Changes in deferred revenue for the six month period ended March 31, 2019 were as follows:

Deferred Revenue
Balance, October 1, 2018	$72,476
Recognition of revenue	(445,420)
Deferral of Revenue	473,064
Balance, March 31, 2019	$100,120

There were $79,716 of amounts billed during the period and $73,606 of additions to our unbilled revenue balance during the six month period from October 1, 2018 to March 31, 2019.

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

4.Accounts Receivable

Accounts receivable of $353,090 and $317,056, is net of an allowance for doubtful accounts of $6,566 and $5,629 and includes amounts of retention on incomplete projects to be completed within one year of $39,322 and $40,215 at March 31, 2019 and September 30, 2018, respectively.

5.Inventories

Inventories consist of the following:

	March 31, 2019	September 30, 2018
Finished products	$6,264	$6,913
Semi-finished products	10,790	8,580
Raw materials and supplies	7,419	8,337
Inventories	$24,473	$23,830

6.Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	March 31, 2019	September 30, 2018
Land	—	$52,696	$51,490
Buildings and leasehold improvements	2-40 yrs.	36,873	36,275
Operating equipment	2-7 yrs.	198,948	186,499
Transportation vehicles	3-7 yrs.	222,006	208,371
Office equipment and software	3-10 yrs.	57,928	57,976
Construction in progress	—	9,893	4,202
Property and equipment		578,344	544,813
Less: Accumulated depreciation		311,676	288,007
Property and equipment, net		$266,668	$256,806

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $21,687 and $17,731 for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense related to property and equipment was $40,968 and $38,803 for the six months ended March 31, 2019 and 2018, respectively.

7.Intangible Assets, Goodwill and Acquisitions

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $13,807 and $29,318 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to intangible assets was $28,938 and $60,364 for the six months ended March 31, 2019 and 2018, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of March 31, 2019 and September 30, 2018 consisted of the following:

		March 31, 2019		September 30, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$635,394	$(366,417)	$622,710	$(337,800)
Trademarks(1)	4-12 yrs.	4,800	(1,504)	230,900	(227,520)
Non-compete agreements	5 yrs.	2,740	(392)	2,320	(155)
Total intangible assets		$642,934	$(368,313)	$855,930	$(565,475)

(1)	During the six months ended March 31, 2019, the Company wrote off $226,100 of fully amortized trademarks

The following is a summary of the activity for the periods ended September 30, 2018 and March 31, 2019 for goodwill:

	Maintenance Services	Development Services	Total
Balance, September 30, 2017	$1,523,299	$180,474	$1,703,773
Acquisitions	49,064	13,924	62,988
Balance, September 30, 2018	1,572,363	194,398	1,766,761
Acquisitions	32,448	—	32,448
Balance, March 31, 2019	$1,604,811	$194,398	$1,799,209

8.Long-term Debt

Long-term debt consists of the following:

	March 31, 2019	September 30, 2018
Series B term loan, net of original issue discount of $2,523 and $2,712 at March 31, 2019 and September 30, 2018, respectively (excluding the effect of the hedges)	$1,026,700	$1,034,288
Receivables financing agreement	150,000	140,000
Financing costs, net	(18,861)	(20,046)
Total debt, net	1,157,839	1,154,242
Less: Current portion of long-term debt	10,370	12,963
Long-term debt, net	$1,147,469	1,141,279

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037,000 seven-year term loan (the “Series B Term Loan”) and (ii) a $260,000 five-year revolving credit facility.  The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2,775 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $7,778 for the six month period ended March 31, 2019.

Revolving credit facility

The Company has a five-year $260,000 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210,000 revolving credit facility under the Credit Agreement.  The Company had no outstanding balance under the Revolving Credit Facility as of March 31, 2019 and September 30, 2018.  During the six months ended March 31, 2019, the Company borrowed and fully repaid $10,000 against the revolving credit facility.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175,000 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200,000 and extended the term through February 20, 2022. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the six months ended March 31, 2019, the Company borrowed $85,000 against the capacity and voluntarily repaid $75,000.

The following are the scheduled maturities of long-term debt, which do not include any estimated excess cash flow payments:

March 31,
2020	$10,370
2021	10,370
2022	160,370
2023	10,370
2024 and thereafter	987,743
Total long-term debt	1,179,223
Less: Current maturities	10,370
Less: Original issue discount	2,523
Less: Financing costs	18,861
Total long-term debt, net	$1,147,469

The Company has estimated the fair value of its long-term debt to be approximately $1,172,789 and $1,182,152 as of March 31, 2019 and September 30, 2018, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 and September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018:

	March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10,940	$10,940	$—	$—
Total assets	$10,940	$10,940	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$9,635	$—	$9,635	$—
Other liabilities:
Interest rate swap contracts	8,437	—	8,437	—
Obligation to Rabbi Trust	10,940	10,940	—	—
Total liabilities	$29,012	$10,940	$18,072	$—

	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$12,517	$12,517	$—	$—
Total assets	$12,517	$12,517	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$3,441	$—	$3,441	$—
Other liabilities:
Interest rate swap contracts	12,098	—	12,098	—
Obligation to Rabbi Trust	12,517	12,517	—	—
Total liabilities	$28,056	$12,517	$15,539	$—

Hedging Activities

As of March 31, 2019 and September 30, 2018, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The effective portion of the changes in the fair value of the derivative is initially reported in Other comprehensive income and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the consolidated statements of operations when the hedged item affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2020. The notional amount of interest rate contracts was $1,000,000 and $1,560,000, respectively, at March 31, 2019 and September 30, 2018. The net deferred losses on the interest rate swaps as of March 31, 2019 of $6,594, net of taxes, are expected to be recognized in interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
(Loss) income recognized in Other comprehensive income	$(1,917)	$4,210	$(6,075)	$7,080
Net loss reclassified from Accumulated other comprehensive loss into Interest expense	(2,597)	(2,221)	(3,433)	(4,831)

10.Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Act.  The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ended September 30, 2018, by measures including but not limited to, i) reducing the U.S. federal corporate tax rate and ii) bonus depreciation that allows for full expensing of qualified property.  The 2017 Tax Act reduced the Company’s federal tax rate to 21% in the fiscal year ended September 30, 2018.  Section 15 of the Internal Revenue Code stipulated that the Company’s fiscal year ended September 30, 2018 had blended corporate tax rate of 24.5%, which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the year.

  As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the 2017 Tax Act, the Company revaluated its ending next deferred tax liabilities at December 31, 2017 and recognized a $41,367 tax benefit in the Company’s consolidated statement of operations for the six months ended March 31, 2018.

The following table summarizes the Company’s income tax benefit and effective income tax rate for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Loss before income taxes	$(4,921)	$(29,922)	$(16,884)	$(62,137)
Income tax (benefit)	(1,315)	(7,858)	(4,451)	(59,397)
Effective income tax rate	26.7%	26.3%	26.4%	95.6%

The increase in the effective tax rate for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018, is primarily related to the decrease in the loss before income tax as well as the reduction in the statutory rate in 2019 as a result of the 2017 Tax Act.

The lower effective tax rate for the six months ended March 31, 2019, when compared to the six months ended March 31, 2018, was primarily due to the one-time favorable impact of the deferred tax liability revaluation in the 2018 period as a result of the 2017 Tax Act.  The effective tax rate excluding the revaluation of deferred taxes was 29.0% for the six months ended March 31, 2018.

11.Equity-based Compensation

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

Information regarding the total equity-based compensation expense, for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Total equity-based compensation expense recognized	$5,612	$4,276	$11,519	$5,802

At March 31, 2019 the aggregate unamortized value of outstanding stock-based compensation awards was approximately $52,740, with a weighted average remaining life of 2.1 years.

2018 Employee Stock Purchase Plan

The Company’s stockholders approved in 2018 the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”).  A total of 1,100 shares of the Company’s common stock were made available for sale on October 22, 2018 and will be issued on November 14, 2019.

12.Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at March 31, 2019 was $126,865, of which $42,855 was classified in current liabilities and $84,010 was classified in non-current liabilities in the accompanying unaudited consolidated balance sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2018 was $127,937, of which $34,537 was classified in current liabilities and $93,400 was classified in non-current liabilities in the accompanying consolidated balance sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at March 31, 2019 includes $35,697 related to claims recoverable from third party insurance carriers. Corresponding assets of $9,107 and $26,590 are recorded as Other current assets and Other assets, respectively.

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

Stockholder Litigation

On April 11, 2019, a purported class action complaint, captioned Speiser v. BrightView Holdings, Inc., was filed in federal court in the Eastern District of Pennsylvania against the Company and two of the Company’s officers.  On April 16, 2019, a second purported class action complaint, captioned McComas v. BrightView Holdings, Inc., was filed in the Court of Common Pleas in Montgomery County, Pennsylvania against the Company, certain current and former officers and directors of the Company, the underwriters in the Company’s IPO, and the Company’s alleged controlling stockholders.  The complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants and controlling person claims under Section 15 of the Act against certain defendants.  The plaintiffs purport to represent similar classes of persons who purchased BrightView stock in its IPO in July 2018 or purchased BrightView stock in the market that was traceable to the shares issued in the IPO.  One or both of the complaints allege that the IPO prospectus was misleading because it allegedly failed to disclose that a portion of BrightView’s contracts were underperforming and/or represented undesirable costs to the Company and that, as a result, BrightView would implement a managed exit strategy from low margin or non-profitable contracts that would negatively impact its future revenues; and that BrightView failed to disclose an alleged labor shortage caused by the Company’s inability to hire sufficient workers through the H-2B visa program would adversely affect earnings.  The Company intends to defend itself vigorously against the allegations.  The Company is unable at this time to determine the amount of the possible loss or range of loss, if any, that it may incur as a result of these matters.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Maintenance Services	$473,314	$460,105	$865,847	$866,795
Development Services	123,977	131,018	258,373	276,241
Eliminations	(654)	(741)	(1,570)	(1,565)
Net service revenues	$596,637	$590,382	$1,122,650	$1,141,471
Maintenance Services	$64,957	$58,282	$113,663	$118,892
Development Services	11,033	12,881	28,051	33,331
Corporate	(14,888)	(19,542)	(30,491)	(34,180)
Adjusted EBITDA(1)	$61,102	$51,621	$111,223	$118,043
Maintenance Services	$18,932	$12,805	$30,014	$19,467
Development Services	3,466	862	6,660	1,773
Corporate	2,883	640	5,936	22,855
Capital expenditures	$25,281	$14,307	$42,610	$44,095

(1)	Presented below is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net loss	$(3,606)	$(22,064)	$(12,433)	$(2,740)
Interest expense	18,945	25,069	36,069	49,982
Income tax benefit	(1,315)	(7,858)	(4,451)	(59,397)
Depreciation expense	21,687	17,731	40,968	38,803
Amortization expense	13,807	29,318	28,938	60,364
Establish public company financial reporting compliance (a)	1,308	185	1,692	2,816
Business transformation and integration costs (b)	4,664	2,125	8,921	18,934
Expenses related to initial public offering (c)	—	2,130	—	2,130
Equity-based compensation (d)	5,612	4,276	11,519	5,802
Management fees (e)	—	709	—	1,348
Adjusted EBITDA	$61,102	$51,621	$111,223	$118,043

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

(c)	Represents expenses incurred for the IPO.

(d)

Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $3,058 and $7,015 related to the IPO during the three and six months ended March 31, 2019, respectively.

(e)	Represents management fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of the IPO.

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

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Numerator:
Net loss available to common stockholders	$(3,606)	$(22,064)	$(12,433)	$(2,740)
Denominator:
Weighted average number of common shares outstanding – basic and diluted	102,785	77,048	102,643	77,052
Basic and diluted loss per share	$(0.04)	$(0.29)	$(0.12)	$(0.04)
Other Information:
Weighted average number of anti-dilutive options and restricted stock	4,845	—	5,102	—

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

Maintenance Services

Our Maintenance Services segment delivers a full suite of recurring commercial landscaping services in both evergreen and seasonal markets, ranging from mowing, gardening, mulching and snow removal, to more horticulturally advanced services, such as water management, irrigation maintenance, tree care, golf course maintenance and specialty turf maintenance. In addition to contracted maintenance services, we also have a strong track record of providing value-added landscape enhancements. We primarily self-perform our maintenance services through our national branch network, which are route-based in nature. Our maintenance services customers include Fortune 500 corporate campuses and commercial properties, home owners associations, public parks, leading international hotels and resorts, airport authorities, municipalities, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others.

Development Services

Through our Development Services segment, we provide landscape architecture and development services for new facilities and significant redesign projects. Specific services include project design and management services, landscape architecture, landscape installation, irrigation installation, tree nursery and installation, pool and water features and sports field services, among others. Our development services are comprised of sophisticated design, coordination and installation of landscapes at some of the most recognizable corporate, athletic, professional sports and university complexes and showcase highly visible work that is paramount to our customers’ perception of our brand as a market leader.

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

On December 22, 2017, H.R. 1, originally known as the U.S. Tax Cuts and Jobs Act (the “Tax Act”), was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company computed its income tax expense for the September 30, 2018 fiscal year using a blended Federal Tax Rate of 24.5%. The 21% Federal Tax Rate will apply to fiscal years ending September 30, 2019 and each year thereafter.  The Company has already accounted for the effects of the new legislation in the prior fiscal year, and the revaluation of the Company’s deferred taxes was reflected within the tax benefit recorded during that period.  The Company will continue to monitor for additional guidance released by the Internal Revenue Service in relation to the Tax Act.

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

Weather Conditions

Weather may impact the timing of performance of landscape maintenance and enhancement services and progress on development projects from quarter to quarter. For example, snow events in the winter, hurricane-related cleanup in the summer and fall, and the effects of abnormally high rainfall or drought in a given market may impact our services. These less predictable weather patterns can impact both our revenues and our costs, especially from quarter to quarter, but also from year to year in some cases. Extreme weather events such as hurricanes and tropical storms can result in a positive impact to our business in the form of increased enhancement services revenues related to disaster recovery. However, such weather events may also negatively impact our ability to deliver our contracted services or impact the timing of performance.

In our seasonal markets, the performance of our snow removal services is broadly correlated with the amount of snowfall, its geographic impact, the nature of the precipitation and the number of snowfall events in a given season. We benchmark our performance against ten- and thirty-year cumulative annual snowfall averages.

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to increase our density and leadership positions in existing local markets, enter into attractive new geographic markets and expand our portfolio of landscape enhancement services and improve technical capabilities in specialized services. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies.  We incurred $3.1 million of integration costs during the first half of fiscal 2019 related to acquisitions completed during fiscal 2018 and $0.6 million related to acquisitions completed during fiscal 2019.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
($ in millions)	2019	2018	2019	2018
Net service revenues	$596.6	$590.4	$1,122.7	$1,141.5
Cost of services provided	450.6	448.1	844.7	856.7
Gross profit	146.1	142.2	278.0	284.8
Selling, general and administrative expense	119.4	117.8	229.6	237.6
Amortization expense	13.8	29.3	28.9	60.4
Income (loss) from operations	12.8	(4.9)	19.5	(13.2)
Other income (expense)	1.2	-	(0.3)	1.0
Interest expense	18.9	25.1	36.1	50.0
Loss before income taxes	(4.9)	(29.9)	(16.9)	(62.1)
Income tax benefit	1.3	7.9	4.5	59.4
Net loss	$(3.6)	$(22.1)	$(12.4)	$(2.7)
Adjusted EBITDA(1)	$61.1	$51.6	$111.2	$118.0
Adjusted Net Income(1)	$15.6	$7.6	$26.0	$21.0
Cash flows from operating activities	$58.3	$(3.3)	$64.7	$79.2
Free Cash Flow(1)	$34.2	$(16.8)	$25.1	$36.6
Adjusted Free Cash Flow(1)	$34.2	$(16.8)	$25.1	$58.2

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Net Service Revenues

Net service revenues for the three months ended March 31, 2019 increased $6.2 million, or 1.1%, to $596.6 million, from $590.4 million in the 2018 period. The increase was driven by increases in Maintenance Services revenues of $13.2 million partially offset by decreases in Development Services revenues of $7.0 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended March 31, 2019 increased $3.9 million, or 2.7%, to $146.1 million, from $142.2 million in the 2018 period. The increase in gross profit was driven by the increase in revenues, described above, along with a slight improvement in gross margin. Gross margin increased 40 basis points from 24.1% in the 2018 period to 24.5% for the three months ended March 31, 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2019 increased $1.6 million, or 1.4%, to $119.4 million, from $117.8 million in the 2018 period. This increase was driven by a $2.6 million increase in business transformation and integration costs, and an increase in equity-based compensation expense of $1.3 million, largely related to the IPO.  The increase was partially offset by $2.1 million decrease in professional fees incurred during the 2018 period largely related to the IPO. As a percentage of revenue, selling, general and administrative expense remained flat for the three months ended March 31, 2019 at 20.0% compared to the 2018 period.

Amortization Expense

Amortization expense for the three months ended March 31, 2019 decreased $15.5 million, or 52.9%, to $13.8 million, from $29.3 million in the 2018 period. The decrease was principally due to the expected decrease of $16.6 million in the amortization of intangible assets recognized in connection with the KKR Acquisition and the acquisition of ValleyCrest Holding Co. (“ValleyCrest”) in 2014, based on the accelerated pattern consistent with expected future cash flows calculated at that time, offset by an increase in amortization expense for intangible assets recognized in connection with acquisitions completed subsequent to 2017 of $1.1 million.

Other Income (Expense)

Other income was $1.2 million for the three months ended March 31, 2019, an increase of $1.2 million from the 2018 period, primarily driven by an increase in gains on deferred compensation investments.

Interest Expense

Interest expense for the three months ended March 31, 2019 decreased $6.2 million, or 24.4%, to $18.9 million, from $25.1 million in the 2018 period. The decrease was driven by an overall reduction in debt due to term loan repayments made during the fourth quarter of fiscal 2018 and the impact of our interest rate swaps for the period, partially offset by a higher weighted average interest rate on our term loans in the 2019 period of 5.03% compared to 4.87% in the 2018 period.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2019 decreased $6.6 million, or 83.3%, to $1.3 million, from $7.9 million in the 2018 period. The decrease in tax benefit is primarily attributable to the reduction in the Loss before Income taxes due to the declines in Interest Expense and Amortization Expense, discussed above, as well as a $0.9 million discrete tax benefit recorded in the 2018 period for the revaluation of our net deferred tax liabilities as a result of the enactment of the Tax Act and the related reduction in the U.S. corporate income tax rate.

Net (Loss) Income

For the three months ended March 31, 2019, net loss decreased $18.5 million, to $3.6 million, from net loss of $22.1 million in the 2018 period. The decrease was due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA increased $9.5 million for the three months ended March 31, 2019, to $61.1 million, from $51.6 million in the 2018 period. Adjusted EBITDA as a percentage of revenue was 10.2% and 8.7% in the three months ended March 31, 2019 and 2018, respectively. The increase in Adjusted EBITDA was principally driven by an increase in Maintenance Services Segment Adjusted EBITDA of $6.7 million, or 11.5% coupled with a reduction of corporate expenses, partially offset by a decrease in Development Services Segment Adjusted EBITDA of $1.9 million, or 14.3%, both driven by changes in segment revenues as discussed below.

Adjusted Net Income

Adjusted Net Income for the three months ended March 31, 2019 increased $8.0 million to $15.6 million, from $7.6 million in the 2018 period. The increase was primarily due to the decrease in interest expense as well as the increase in gross profit discussed above.

Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018

Net Service Revenues

Net service revenues for the six months ended March 31, 2019 decreased $18.8 million, or 1.6%, to $1,122.7 million, from $1,141.5 million in the 2018 period. The decrease was driven by decreases in Maintenance Services revenues of $1.0 million and decreases in Development Services revenues of $17.8 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the six months ended March 31, 2019 decreased $6.8 million, or 2.4%, to $278.0 million, from $284.8 million in the 2018 period. The decrease in gross profit was driven by the decline in revenues, described above, along with a slight decline in gross margin. Gross margin decreased 10 basis points from 24.9% in the 2018 period to 24.8% for the six months ended March 31, 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six months ended March 31, 2019 decreased $8.0 million, or 3.4%, to $229.6 million, from $237.6 million in the 2018 period. This decrease was driven by a $10.0 million decrease in business transformation and integration costs, inclusive of an $11.7 million decrease in costs as a result of the substantial completion of our fleet rebranding initiative and a $2.1 million decrease in professional fees incurred during the 2018 period largely related to the IPO. The decrease was partially offset by an increase in equity-based compensation expense of $5.7 million, largely related to the IPO. As a percentage of revenue, selling, general and administrative expense decreased 30 basis points for the six months ended March 31, 2019 to 20.5%, from 20.8% in the 2018 period.

Amortization Expense

Amortization expense for the six months ended March 31, 2019 decreased $31.5 million, or 52.1%, to $28.9 million, from $60.4 million in the 2018 period. The decrease was principally due to the expected decrease of $33.9 million in the amortization of intangible assets recognized in connection with the KKR Acquisition and the acquisition of ValleyCrest in 2014, based on the accelerated pattern consistent with expected future cash flows calculated at that time, offset by an increase in amortization expense for intangible assets recognized in connection with acquisitions completed subsequent to 2017 of $2.4 million.

Other Income (Expense)

Other expense was $0.3 million for the six months ended March 31, 2019, a decrease of $1.3 million from income of $1.0 million in the 2018 period driven by an increase in losses on deferred compensation investments.

Interest Expense

Interest expense for the six months ended March 31, 2019 decreased $13.9 million, or 27.8%, to $36.1 million, from $50.0 million in the 2018 period. The decrease was driven by an overall reduction in debt due to term loan repayments made during the fourth quarter of fiscal 2018 and the impact of our interest rate swaps for the period, partially offset by a higher weighted average interest rate on our term loans in the 2019 period of 4.94% compared to 4.76% in the 2018 period.

Income Tax Benefit

Income tax benefit for the six months ended March 31, 2019 decreased $54.9 million, or 92.5%, to $4.5 million, from $59.4 million in the 2018 period. The decrease in tax benefit was driven by a $41.4 million discrete tax benefit recorded in the 2018 period for the revaluation of our net deferred tax liabilities as a result of the enactment of the Tax Act and the related reduction in the U.S. corporate income tax rate, as well as a reduction in the Loss before Income taxes due to the declines in Interest Expense and Amortization expense as discussed above.

Net (Loss) Income

For the six months ended March 31, 2019, net loss increased $9.7 million, to $12.4 million, from net loss of $2.7 million in the 2018 period. The decrease was due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $6.8 million for the six months ended March 31, 2019, to $111.2 million, from $118.0 million in the 2018 period. Adjusted EBITDA as a percentage of revenue was 9.9% and 10.3% in the six months ended March 31, 2019 and 2018, respectively. The decrease in Adjusted EBITDA was driven by a decrease in Maintenance Services Segment Adjusted EBITDA of $5.2 million, or 4.4%, as well as a decrease in Development Services Segment Adjusted EBITDA of $5.2 million, or 15.8%, both as a result of lower segment revenues as discussed below.  These decreases at the segment level were partially offset by a reduction of corporate expenses.

Adjusted Net Income

Adjusted Net Income for the six months ended March 31, 2019 increased $5.0 million to $26.0 million, from $21.0 million in the 2018 period. The increase was primarily due to the decrease in interest expense, partially offset by the decrease in gross profit discussed above.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2019	2018	2019	2018
Adjusted EBITDA
Net loss	$(3.6)	$(22.1)	$(12.4)	$(2.7)
Plus:
Interest expense, net	18.9	25.1	36.1	50.0
Income tax benefit	(1.3)	(7.9)	(4.5)	(59.4)
Depreciation expense	21.7	17.7	41.0	38.8
Amortization expense	13.8	29.3	28.9	60.4
Establish public company financial reporting compliance (a)	1.3	0.2	1.7	2.8
Business transformation and integration costs (b)	4.7	2.1	8.9	18.9
Expenses related to initial public offering (c)	—	2.1	—	2.1
Equity-based compensation (d)	5.6	4.3	11.5	5.8
Management fees (e)	—	0.7	—	1.3
Adjusted EBITDA	$61.1	$51.6	$111.2	$118.0
Adjusted Net Income
Net loss	$(3.6)	$(22.1)	$(12.4)	$(2.7)
Plus:
Amortization expense	13.8	29.3	28.9	60.4
Establish public company financial reporting compliance (a)	1.3	0.2	1.7	2.8
Business transformation and integration costs (b)	4.7	2.1	8.9	18.9
Expenses related to initial public offering (c)	—	2.1	—	2.1
Equity-based compensation (d)	5.6	4.3	11.5	5.8
Management fees (e)	—	0.7	—	1.3
Income tax adjustment (f)	(6.2)	(9.1)	(12.6)	(67.7)
Adjusted Net Income	$15.6	$7.6	$26.0	$21.0
Free Cash Flow and Adjusted Free Cash Flow
Cash flows from operating activities	$58.3	$(3.3)	$64.7	$79.2
Minus:
Capital expenditures	25.3	14.3	42.6	44.1
Plus:
Proceeds from sale of property and equipment	1.2	0.8	3.0	1.5
Free Cash Flow	$34.2	$(16.8)	$25.1	$36.6
Plus:
ValleyCrest land and building acquisition (g)	—	—	—	21.6
Adjusted Free Cash Flow	$34.2	$(16.8)	$25.1	$58.2

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new revenue recognition standard (ASU 2014-09 – Revenue from Contracts with Customers), and other miscellaneous costs.

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) vehicle fleet rebranding costs; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2019	2018	2019	2018
Severance and related costs	$1.0	$(0.4)	$1.5	$2.2
Rebranding of vehicle fleet	0.1	1.9	0.4	12.1
Business integration	2.7	0.2	3.7	0.2
IT infrastructure transformation and other	0.9	0.4	3.3	4.4
Business transformation and integration costs	$4.7	$2.1	$8.9	$18.9

(c)	Represents expenses incurred for the IPO.

(d)      Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $3.1 and $7.0 million related to the IPO in the three and six months ended March 31, 2019, respectively.

(e)	Represents fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of our IPO.
(f)

Represents the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items, which collectively result in a reduction of income tax. The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. The six months ended March 31, 2018 amount includes a $41.4 million benefit recognized as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act.

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2019	2018	2019	2018
Tax impact of pre-tax income adjustments	$6.1	$7.9	$11.9	$25.9
Discrete tax items	0.1	1.2	0.7	41.8
Income tax adjustment	$6.2	$9.1	$12.6	$67.7

(g)	Represents the acquisition of legacy ValleyCrest land and buildings in October 2017.

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

Segment Results for the Three Months Ended March 31, 2019 and 2018

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended March 31,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$473.3	$460.1	2.9%
Segment Adjusted EBITDA	$65.0	$58.3	11.5%
Segment Adjusted EBITDA Margin	13.7%	12.7%	100	bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended March 31, 2019 increased by $13.2 million, or 2.9%, from the 2018 period.  Revenues from landscape services were $281.8 million, an increase of $11.8 million over the 2018 period and revenues from snow removal services were $191.5 million, an increase of $1.4 million over the 2018 period. The increase in landscape services revenues was driven by a $22.6 million revenue contribution from acquired businesses.  This increase was partially offset by a $9.4 million decrease in revenue as a result of our managed exit strategy surrounding underperforming contracts.  The increase in snow removal services was primarily attributable to a $1.6 million revenue contribution from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2019 increased $6.7 million to $65.0 million, compared to $58.3 million in the 2018 period.  The increase in Segment Adjusted EBITDA was primarily due to the increase in revenues described above, coupled with a continued focus on efficiency initiatives to reduce overhead, personnel and related costs across our core functions. Segment Adjusted EBITDA Margin increased 100 basis points, to 13.7%, in the three months ended March 31, 2019, from 12.7% in the 2018 period.

Development Services Segment Results

	Three Months Ended March 31,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$124.0	$131.0	(5.4)%
Segment Adjusted EBITDA	$11.0	$12.9	(14.3)%
Segment Adjusted EBITDA Margin	8.9%	9.8%	(90	) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended March 31, 2019 decreased $7.0 million, or 5.4%, compared to the 2018 period. The decrease in development services revenues was driven by the completion of certain large projects in the prior fiscal year, partially offset by the commencement of work on new projects coupled with incremental revenue of $2.2 million related to development projects from the Maintenance Services acquisitions.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2019 decreased $1.9 million, to $11.0 million, compared to the 2018 period.  The decrease in Segment Adjusted EBITDA was due to the decrease in net revenue described above as well as an increase in selling, general and administrative expense, which was the result of a cash collection in the 2018 period on a previously reserved receivable. Segment Adjusted EBITDA Margin decreased 90 basis points, to 8.9%, in the three months ended March 31, 2019, from 9.8% in the 2018 period.

Segment Results for the Six Months Ended March 31, 2019 and 2018

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Six Months Ended March 31,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$865.8	$866.8	(0.1%)
Segment Adjusted EBITDA	$113.7	$118.9	(4.4%)
Segment Adjusted EBITDA Margin	13.1%	13.7%	(60	)bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the six months ended March 31, 2019 decreased by $1.0 million, or 0.1%, from the 2018 period. Revenues from landscape services were $626.1 million, an increase of $3.0 million over the 2018 period and revenues from snow removal services were $239.7 million, a decrease of $4.0 million over the 2018 period. The increase in landscape services revenues was driven by a $45.1 million revenue contribution from acquired businesses.  This increase was offset by a $17.5 million decline in hurricane clean-up services revenue in the 2019 period, compared with revenue from hurricanes Irma and Maria in the 2018 period, a $20.2 million decrease in revenue as a result of our managed exit strategy related to underperforming contracts, and a decline in revenues from the prior year turnover of national accounts. The decrease in snow removal services is primarily attributable to the timing of snowfall during the period, a decreased frequency of snowfall events, the volume of snowfall per event and the lower relative snowfall in the six months ended March 31, 2019 (snowfall for the six months ended March 31, 2019 and 2018 was 82.6% and 87.7%, respectively, of the historical 10-year average for that six-month period).  This was partially offset by a $1.8 million snow removal services revenue contribution from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the six months ended March 31, 2019 decreased $5.2 million, to $113.7 million, compared to $118.9 million in the 2018 period. The decrease in Segment Adjusted EBITDA was due to the decrease in revenues described above, primarily the decline in hurricane clean-up services which typically contributes a higher gross margin compared with other landscape maintenance services. Segment Adjusted EBITDA Margin decreased 60 basis points, to 13.1%, in the six months ended March 31, 2019, from 13.7% in the 2018 period.

Development Services Segment Results

	Six Months Ended March 31,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$258.4	$276.2	(6.5%)
Segment Adjusted EBITDA	$28.1	$33.3	(15.8)%
Segment Adjusted EBITDA Margin	10.9%	12.1%	(120	) bps

Development Services Net Service Revenues

Development Services net service revenues for the six months ended March 31, 2019 decreased $17.8 million, or 6.5%, compared to the 2018 period. The decrease in development services revenues was driven by the completion of certain large projects in the prior fiscal year, partially offset by the commencement of work on new projects as well as incremental revenue of $5.0 million related to development projects from the Maintenance Services acquisitions.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the six months ended March 31, 2019 decreased $5.2 million, to $28.1 million, compared to the 2018 period. The decrease in Segment Adjusted EBITDA was due to the decrease in net revenue described above as well as an increase in selling, general and administrative expense, which was the result of a cash collection in the 2018 period on a previously reserved receivable. Segment Adjusted EBITDA Margin decreased 120 basis points, to 10.9%, in the six months ended March 31, 2019, from 12.1% in the 2018 period.

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

(In millions)	March 31, 2019	September 30, 2018
Cash and cash equivalents	$11.2	$35.2
Short-term borrowings and current maturities of long-term debt	10.4	12.9
Long-term debt	1,147.5	1,141.3
Total debt, net	$1,157.9	$1,154.2

The Company is party to a credit agreement dated December 18, 2013 (as amended, the “Credit Agreement”), a five-year revolving credit facility that matures on August 15, 2023 (the “Revolving Credit Facility”) and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”).

We can increase the borrowing availability under the Credit Agreement or increase the term loans outstanding under the Credit Agreement by up to $303.0 million, in the aggregate, in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans under the Credit Agreement, or in the form of other indebtedness in lieu thereof, plus an additional amount so long as we do not exceed a specified senior secured leverage ratio and, in the case of second lien indebtedness, a specified senior secured leverage ratio. We can incur such additional secured or other unsecured indebtedness under the Credit Agreement if certain specified conditions are met. Our liquidity requirements are significant primarily due to debt service requirements. See Note 8 “Long-term Debt” to our unaudited consolidated financial statements included herein.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Six Months Ended March 31,
(In millions)	2019	2018
Operating activities	$64.7	$79.2
Investing activities	$(87.7)	$(87.7)
Financing activities	$(1.0)	$5.3
Free Cash Flow (1)	$25.1	$36.6
Adjusted Free Cash Flow (1)	$25.1	$58.2
(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2019 decreased $14.5 million, to $64.7 million, from $79.2 million in the 2018 period. This decrease was primarily due to an increase in accounts receivable due to the timing of collections, partially offset by an increase in deferred revenue.

Cash Flows used in Investing Activities

Net cash used in investing activities remained flat at $87.7 million for the six months ended March 31, 2019 compared to the 2018 period. Cash used in investing activities included cash paid for acquisitions for the six months ended March 31, 2019 of $49.3 million, compared to $44.7 million in the 2018 period. Capital expenditures decreased 3.4%, or $1.5 million, year over year primarily due to the acquisition of legacy ValleyCrest land and buildings for $21.6 million during the 2018 period, partially offset by increases in the purchase of vehicles and equipment of $4.2 million and $11.3 million, respectively, during the six months ended March 31, 2019 compared to the 2018 period.

Cash Flows (used in) provided by Financing Activities

Net cash flows used in financing activities of $1.0 million for the six months ended March 31, 2019 consisted of scheduled principal payments on long-term borrowings of $7.8 million and repayments of capital lease obligations of $2.8 million, offset by net proceeds from our Revolving Credit Facility of $10.0 million. Cash provided by financing activities was $5.3 million for the six months ended March 31, 2018 and consisted of proceeds from our Receivables Financing Agreement of $55.0 million, offset by scheduled principal payments on long-term borrowings of $46.2 million, repayments of capital lease obligations of $3.2 million and repurchases of common stock of $0.5 million.

Free Cash Flow and Adjusted Free Cash Flow

Free Cash Flow decreased $11.5 million to $25.1 million for the six months ended March 31, 2019 from $36.6 million in the 2018 period. The decrease in Free Cash Flow was due to a decrease in cash flows from operating activities of $14.5 million, partially offset by a decrease in capital expenditures of $1.5 million each as described above. Adjusted Free Cash Flow decreased $33.1 million to $25.1 million for the six months ended March 31, 2019 from $58.2 million in the 2018 period. The decrease in Adjusted Free Cash Flow was due to a decrease in cash flows from operating activities of $14.5 million and an increase in capital expenditures of $20.1 million (exclusive of $21.6 million related to the acquisition of legacy ValleyCrest land and buildings in the 2018 period).

Working Capital

(In millions)	March 31, 2019	September 30, 2018
Net Working Capital:
Current assets	$535.1	$531.2
Less: Current liabilities	378.2	331.5
Net working capital	$156.9	$199.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $42.8 million, to $156.9 million, at March 31, 2019, from $199.7 million at September 30, 2018, primarily driven by a decrease in cash and cash equivalents of $24.0 million and an increase in deferred revenue of $27.6 million, offset by an increase in accounts receivable of $36.0 million due to the timing of collections.

Description of Indebtedness

As of March 31, 2019, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing.  See Note 8 “Long-term Debt” to our unaudited consolidated financial statements included herein.

Contractual Obligations and Commercial Commitments

During the six months ended March 31, 2019, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2018 in our Annual Report on Form 10-K.

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

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a reasonable assurance level.

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

Item 1A. Risk Factors.

As of March 31, 2019, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 28, 2018.

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
3.2 10.1

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

First Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 21, 2019, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2019)

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

BrightView Holdings, Inc.

Date: May 8, 2019	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)