Form 10-Q
period 2019-06-30
BrightView Holdings, Inc.
filed 2019-08-07
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 104,842,195 shares of common stock, $0.01 par value per share, outstanding.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	general economic and financial conditions;
•	competitive industry pressures;
•	the failure to retain current customers, renew existing customer contracts and obtain new customer contracts;
•	the failure to enter into profitable contracts, or maintaining customer contracts that are unprofitable;
•	a determination by customers to reduce their outsourcing or use of preferred vendors;
•	the dispersed nature of our operating structure;
•	our ability to implement our business strategies and achieve our growth objectives;
•	acquisition and integration risks;
•	the seasonal nature of our landscape maintenance services;
•	our dependence on weather conditions;
•	increases in prices for raw materials and fuel;
•	product shortages and the loss of key suppliers;
•	the conditions and periodic fluctuations of real estate markets, including residential and commercial construction;
•	our ability to retain our executive management and other key personnel;
•	our ability to attract and retain trained workers and third-party contractors and re-employ seasonal workers;
•	any failure to properly verify employment eligibility of our employees;
•	subcontractors taking actions that harm our business;
•	our recognition of future impairment charges;
•	laws and governmental regulations, including those relating to employees, wage and hour, immigration, human health and safety and transportation;
•	environmental, health and safety laws and regulations;
•	the distraction and impact caused by litigation, of adverse litigation judgments and settlements resulting from legal proceedings;
•	increase in on-job accidents involving employees;
•	any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•	any failure to protect the security of personal information about our customers, employees and third parties;
•	our ability to adequately protect our intellectual property;
•	occurrence of natural disasters, terrorist attacks or other external events;
•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;
•	our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements;
•	restrictions imposed by our debt agreements that limit our flexibility in operating our business;

ii

•	increases in interest rates increasing the cost of servicing our substantial indebtedness; and
•	increases in costs and requirements imposed as a result of becoming a public company.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	June 30, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$10,942	$35,224
Accounts receivable, net	346,833	317,056
Unbilled revenue	102,348	99,876
Inventories	25,239	23,830
Other current assets	38,177	55,179
Total current assets	523,539	531,165
Property and equipment, net	278,252	256,806
Intangible assets, net	263,495	290,455
Goodwill	1,806,542	1,766,761
Other assets	44,058	46,711
Total assets	$2,915,886	$2,891,898
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$97,542	$93,603
Current portion of long-term debt	10,370	12,963
Deferred revenue	62,675	72,476
Current portion of self-insurance reserves	40,283	34,537
Accrued expenses and other current liabilities	133,988	117,891
Total current liabilities	344,858	331,470
Long-term debt, net	1,145,833	1,141,279
Deferred tax liabilities	56,415	67,219
Self-insurance reserves	85,895	93,400
Other liabilities	28,056	31,203
Total liabilities	1,661,057	1,664,571
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; no shares issued or outstanding as of June 30, 2019 and September 30, 2018	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 104,842 and 104,470 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	1,049	1,045
Additional paid-in-capital	1,438,167	1,426,344
Accumulated deficit	(171,452)	(189,636)
Accumulated other comprehensive loss	(12,935)	(10,426)
Total stockholders’ equity	1,254,829	1,227,327
Total liabilities and stockholders’ equity	$2,915,886	$2,891,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net service revenues	$657,209	$630,330	$1,779,859	$1,771,800
Cost of services provided	468,589	454,753	1,313,284	1,311,441
Gross profit	188,620	175,577	466,575	460,359
Selling, general and administrative expense	113,964	119,246	343,519	356,840
Amortization expense	13,936	29,247	42,873	89,611
Income from operations	60,720	27,084	80,183	13,908
Other income	382	265	104	1,284
Interest expense	18,360	27,499	54,429	77,481
Income (loss) before income taxes	42,742	(150)	25,858	(62,289)
Income tax (expense) benefit	(11,033)	(1,247)	(6,582)	58,150
Net income (loss)	$31,709	$(1,397)	$19,276	$(4,139)
Income (loss) per share:
Basic and diluted	$0.31	$(0.02)	$0.19	$(0.05)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$31,709	$(1,397)	$19,276	$(4,139)
Net derivative (losses) gains arising during the period, net of tax of $854, $(559), $2,293 and $(2,881), respectively	(2,273)	1,488	(6,051)	6,303
Reclassification of losses into net income (loss), net of tax of $422, $688, $1,435 and $2,330, respectively	1,122	1,827	3,542	5,008
Other comprehensive (loss) income	(1,151)	3,315	(2,509)	11,311
Comprehensive income	$30,558	$1,918	$16,767	$7,172

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended June 30, 2019 and 2018

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2019	104,962	$1,050	$1,437,859	$(203,161)	$(11,784)	$1,223,964
Net income	—	—	—	31,709	—	31,709
Other comprehensive loss, net of tax	—	—	—	—	(1,151)	(1,151)
Capital contributions and issuance of common stock, net of forfeitures	(120)	(1)	1	—	—	—
Equity-based compensation	—	—	307	—	—	307
Balance, June 30, 2019	104,842	$1,049	$1,438,167	$(171,452)	$(12,935)	$1,254,829

Balance, September 30, 2018	104,470	$1,045	$1,426,344	$(189,636)	$(10,426)	$1,227,327
Net income	—	—	—	19,276	—	19,276
Other comprehensive loss, net of tax	—	—	—	—	(2,509)	(2,509)
Capital contributions and issuance of common stock, net of forfeitures	372	4	(3)	—	—	1
Equity-based compensation	—	—	11,826	—	—	11,826
Adoption of ASU No. 2014-09 (Refer to Note 2)	—	—	—	(1,092)	—	(1,092)
Balance, June 30, 2019	104,842	$1,049	$1,438,167	$(171,452)	$(12,935)	$1,254,829

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2018	76,985	$770	$897,187	$(177,289)	$(16,054)	$704,614
Net loss	—	—	—	(1,397)	—	(1,397)
Other comprehensive income, net of tax	—	—	—	—	3,315	3,315
Capital contributions and issuance of common stock	910	—	—	—	—	—
Equity-based compensation	—	—	14,951	—	—	14,951
Repurchase of common stock and distributions	—	(1)	(111)	—	—	(112)
Other	—	—	—	(2)	—	(2)
Balance, June 30, 2018	77,895	$769	$912,027	$(178,688)	$(12,739)	$721,369

Balance, September 30, 2017	77,083	$771	$894,089	$(178,015)	$(20,584)	$696,261
Net loss	—	—	—	(4,139)	—	(4,139)
Other comprehensive income, net of tax	—	—	—	—	11,311	11,311
Capital contributions and issuance of common stock	922	—	99	—	—	99
Equity-based compensation	—	—	20,753	—	—	20,753
Repurchase of common stock and distributions	(110)	(2)	(2,914)	—	—	(2,916)
Reclassification of effects of tax reform enactment	—	—	—	3,466	(3,466)	—
Balance, June 30, 2018	77,895	$769	$912,027	$(178,688)	$(12,739)	$721,369

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$19,276	$(4,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	61,851	56,642
Amortization of intangible assets	42,873	89,611
Amortization of financing costs and original issue discount	2,790	8,080
Deferred taxes	(9,960)	(57,837)
Equity-based compensation	11,826	20,753
Realized loss on hedges	4,927	7,338
Provision for doubtful accounts	1,987	1,137
Other non-cash activities, net	(2,644)	2,281
Change in operating assets and liabilities:
Accounts receivable	(26,023)	(1,597)
Unbilled and deferred revenue	(15,573)	4,219
Inventories	(1,172)	4,290
Other operating assets	19,637	(11,073)
Accounts payable and other operating liabilities	(592)	3,945
Net cash provided by operating activities	109,203	123,650
Cash flows from investing activities:
Purchase of property and equipment	(77,225)	(71,743)
Proceeds from sale of property and equipment	6,760	3,946
Business acquisitions, net of cash acquired	(59,453)	(104,377)
Other investing activities, net	1,347	(403)
Net cash used in investing activities	(128,571)	(172,577)
Cash flows from financing activities:
Repayments of capital lease obligations	(4,085)	(4,786)
Repayments of debt	(125,370)	(64,820)
Proceeds from receivables financing agreement	115,000	70,000
Proceeds from revolving credit facility	10,000	55,000
Repurchase of common stock and distributions	—	(2,916)
Proceeds from issuance of common stock	—	99
Other financing activities, net	(459)	—
Net cash (used in) provided by financing activities	(4,914)	52,577
Net change in cash and cash equivalents	(24,282)	3,650
Cash and cash equivalents, beginning of period	35,224	12,779
Cash and cash equivalents, end of period	$10,942	$16,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands)

1.Business and Basis of Presentation

BrightView Holdings, Inc. (the “Company” and, collectively with its consolidated subsidiaries, “BrightView”) provides landscape maintenance and enhancements, landscape development, snow removal and other landscape related services for commercial customers throughout the United States. BrightView is aligned into two reportable segments: Maintenance Services and Development Services. Prior to its initial public offering completed in July 2018 (the “IPO”), the Company was a wholly-owned subsidiary of BrightView Parent L.P. (“Parent”), an affiliate of KKR & Co. Inc., (“KKR”). The Parent and Company were formed through a series of transactions entered into by KKR to acquire the Company on December 18, 2013 (“the KKR Acquisition”). The Parent was dissolved in August 2018 following the IPO.

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

The Company is in the process of reviewing its leasing arrangements in order to determine the impact the new guidance will have on its accounting, financial statement presentation and disclosure and to compare its accounting policies and practices to the requirements of the new standard.  The Company intends to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Company to carry forward the historical lease classification.  The Company is in the process of implementing system, control and process changes to capture lease data necessary to apply the new standard.  The Company anticipates an increase in lease-related assets and liabilities on its consolidated balance sheets as a result of recognition of most operating leases, and anticipates adopting the standard using the modified retrospective transition method, in accordance with ASU No. 2018-11.

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, which was amended in May 2019 by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.  These ASUs require entities to account for expected credit losses on financial instruments including trade receivables.  The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted.  The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers.  The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The guidance is effective for the Company in the first quarter of fiscal 2021.  Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and disclosures due to the nature and materiality of the Company’s financial assets and liabilities.

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

Development Services

For Development Services, revenue is primarily recognized over time using the cost-to-cost input method, measured by the percentage of cost incurred to date to the estimated total cost for each contract, which we believe to be the best measure of progress. The full amount of anticipated losses on contracts is recorded as soon as such losses can be estimated. These losses have been immaterial in prior periods. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Landscape Maintenance	$486,451	$465,668	$1,112,596	$1,088,785
Snow Removal	5,654	8,913	245,356	252,590
Maintenance Services	492,105	474,581	1,357,952	1,341,375
Development Services	166,319	157,379	424,692	433,620
Eliminations	(1,215)	(1,630)	(2,785)	(3,195)
Net service revenues	$657,209	$630,330	$1,779,859	$1,771,800

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of June 30, 2019, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $339,352. The Company expects to recognize revenue on 69% of the remaining performance obligations over the next 12 months and an additional 31% over the 12 months thereafter.

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

Changes in deferred revenue for the nine month period ended June 30, 2019 were as follows:

Deferred Revenue
Balance, October 1, 2018	$72,476
Recognition of revenue	(743,452)
Deferral of revenue	733,651
Balance, June 30, 2019	$62,675

There were $113,181 of amounts billed during the period and $115,653 of additions to our unbilled revenue balance during the nine month period from October 1, 2018 to June 30, 2019.

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

4.Accounts Receivable

Accounts receivable of $346,833 and $317,056, is net of an allowance for doubtful accounts of $5,482 and $5,629 and includes amounts of retention on incomplete projects to be completed within one year of $38,755 and $40,215 at June 30, 2019 and September 30, 2018, respectively.

5.Inventories

Inventories consist of the following:

	June 30, 2019	September 30, 2018
Finished products	$7,004	$6,913
Semi-finished products	10,191	8,580
Raw materials and supplies	8,044	8,337
Inventories	$25,239	$23,830

6.Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	June 30, 2019	September 30, 2018
Land	—	$54,060	$51,490
Buildings and leasehold improvements	2-40 yrs.	40,663	36,275
Operating equipment	2-7 yrs.	203,135	186,499
Transportation vehicles	3-7 yrs.	230,746	208,371
Office equipment and software	3-10 yrs.	62,174	57,976
Construction in progress	—	6,803	4,202
Property and equipment		597,581	544,813
Less: Accumulated depreciation		319,329	288,007
Property and equipment, net		$278,252	$256,806

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $20,884 and $17,839 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense related to property and equipment was $61,851 and $56,642 for the nine months ended June 30, 2019 and 2018, respectively.

7.Intangible Assets, Goodwill and Acquisitions

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $13,936 and $29,247 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $42,873 and $89,611 for the nine months ended June 30, 2019 and 2018, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of June 30, 2019 and September 30, 2018 consisted of the following:

		June 30, 2019		September 30, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$638,204	$(380,144)	$622,710	$(337,800)
Trademarks(1)	4-12 yrs.	4,800	(1,583)	230,900	(227,520)
Non-compete agreements	5 yrs.	2,740	(522)	2,320	(155)
Total intangible assets		$645,744	$(382,249)	$855,930	$(565,475)

(1)	During the nine months ended June 30, 2019, the Company wrote off $226,100 of fully amortized trademarks

The following is a summary of the activity for the periods ended September 30, 2018 and June 30, 2019 for goodwill:

	Maintenance Services	Development Services	Total
Balance, September 30, 2017	$1,523,299	$180,474	$1,703,773
Acquisitions	49,064	13,924	62,988
Balance, September 30, 2018	1,572,363	194,398	1,766,761
Acquisitions	39,781	—	39,781
Balance, June 30, 2019	$1,612,144	$194,398	$1,806,542

8.Long-term Debt

Long-term debt consists of the following:

	June 30, 2019	September 30, 2018
Series B term loan, net of original issue discount of $2,427 and $2,712 at June 30, 2019 and September 30, 2018, respectively (excluding the effect of the hedges)	$1,024,203	$1,034,288
Receivables financing agreement	150,000	140,000
Financing costs, net	(18,000)	(20,046)
Total debt, net	1,156,203	1,154,242
Less: Current portion of long-term debt	10,370	12,963
Long-term debt, net	$1,145,833	1,141,279

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037,000 seven-year term loan (the “Series B Term Loan”) and (ii) a $260,000 five-year revolving credit facility.  The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2,775 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $10,370 for the nine month period ended June 30, 2019.

Revolving credit facility

The Company has a five-year $260,000 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210,000 revolving credit facility under the Credit Agreement.  The Company had no outstanding balance under the Revolving Credit Facility as of June 30, 2019 and September 30, 2018.  During the nine months ended June 30, 2019, the Company borrowed and fully repaid $10,000 against the revolving credit facility.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175,000 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200,000 and extended the term through February 20, 2022. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the nine months ended June 30, 2019, the Company borrowed $115,000 against the capacity and voluntarily repaid $105,000.

The following are the scheduled maturities of long-term debt, which do not include any estimated excess cash flow payments:

June 30,
2020	$10,370
2021	10,370
2022	160,370
2023	10,370
2024 and thereafter	985,150
Total long-term debt	1,176,630
Less: Current maturities	10,370
Less: Original issue discount	2,427
Less: Financing costs	18,000
Total long-term debt, net	$1,145,833

The Company has estimated the fair value of its long-term debt to be approximately $1,174,062 and $1,182,152 as of June 30, 2019 and September 30, 2018, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018:

	June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11,388	$11,388	$—	$—
Total assets	$11,388	$11,388	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$8,921	$—	$8,921	$—
Other liabilities:
Interest rate swap contracts	10,551	—	10,551	—
Obligation to Rabbi Trust	11,388	11,388	—	—
Total liabilities	$30,860	$11,388	$19,472	$—

	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$12,517	$12,517	$—	$—
Total assets	$12,517	$12,517	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$3,441	$—	$3,441	$—
Other liabilities:
Interest rate swap contracts	12,098	—	12,098	—
Obligation to Rabbi Trust	12,517	12,517	—	—
Total liabilities	$28,056	$12,517	$15,539	$—

Hedging Activities

As of June 30, 2019 and September 30, 2018, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The effective portion of the changes in the fair value of the derivative is initially reported in Other comprehensive income and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the consolidated statements of operations when the hedged item affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2020. The notional amount of interest rate contracts was $1,000,000 and $1,560,000, respectively, at June 30, 2019 and September 30, 2018. The net deferred losses on the interest rate swaps as of June 30, 2019 of $8,722, net of taxes, are expected to be recognized in interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(Loss) income recognized in Other comprehensive income (loss)	$(3,745)	$2,045	$(9,820)	$9,127
Net loss reclassified from Accumulated other comprehensive loss into Interest expense	(2,199)	(2,513)	(5,634)	(7,344)

10.Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Act.  The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ended September 30, 2018, by measures including but not limited to, i) reducing the U.S. federal corporate tax rate and ii) bonus depreciation that allows for full expensing of qualified property.  The 2017 Tax Act reduced the Company’s federal tax rate to 21% in the fiscal year ended September 30, 2018.  Section 15 of the Internal Revenue Code stipulated that the Company’s fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the year.

  As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the 2017 Tax Act, the Company revaluated its ending net deferred tax liabilities at December 31, 2017 and recognized a $41,367 tax benefit in the Company’s consolidated statement of operations for the nine months ended June 30, 2018.

The following table summarizes the Company’s income tax benefit and effective income tax rate for the three and nine months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Income (loss) before income taxes	$42,742	$(150)	$25,858	$(62,289)
Income tax expense (benefit)	11,033	1,247	6,582	(58,150)
Effective income tax rate	25.8%	nm	25.5%	93.4%

The increase in the effective tax rate for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018, is primarily related to the increase in the income before income taxes and certain non-deductible expenses related to the IPO incurred in 2018.

The lower effective tax rate for the nine months ended June 30, 2019, when compared to the nine months ended June 30, 2018, was primarily due to the one-time favorable impact of the deferred tax liability revaluation in the 2018 period as a result of the 2017 Tax Act.  The effective tax rate excluding the revaluation of deferred taxes was 29.0% for the nine months ended June 30, 2018.

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

Restricted Stock Units

On June 3, 2019, the Company issued 152 restricted stock units (“RSUs”) at a weighted average grant date fair value of $16.86, all of which are subject to vesting.  These RSUs will vest ratably over either a three-year or a four-year period commencing on the first anniversary of the grant date.  Non-cash equity-based compensation expense associated with the grant will be approximately $2,379 over the requisite service period.

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

On June 3, 2019, the Company issued 138 stock options at a weighted average exercise price of $16.86 and a weighted average grant date fair value of $6.84, all of which will vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date.  Non-cash equity-based compensation expense associated with the grant will be approximately $875 over the requisite service period.

Information regarding the total equity-based compensation expense, for the periods indicated is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Total equity-based compensation expense recognized	$307	$14,951	$11,826	$20,753

At June 30, 2019 the aggregate unamortized value of outstanding stock-based compensation awards was approximately $46,961, with a weighted average remaining life of 1.6 years.

2018 Employee Stock Purchase Plan

The Company’s stockholders approved in 2018 the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”).  A total of 1,100 shares of the Company’s common stock were made available for sale on October 22, 2018 and a portion thereof will be issued on November 14, 2019.

12.Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at June 30, 2019 was $126,178, of which $40,283 was classified in current liabilities and $85,895 was classified in non-current liabilities in the accompanying unaudited consolidated balance sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2018 was $127,937, of which $34,537 was classified in current liabilities and $93,400 was classified in non-current liabilities in the accompanying consolidated balance sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2019 includes $34,192 related to claims recoverable from third party insurance carriers. Corresponding assets of $6,926 and $27,266 are recorded at June 30, 2019, as Other current assets and Other assets, respectively.  Corresponding assets of $17,462 and $19,558 were recorded at September 30, 2018, as Other current assets and Other assets, respectively.

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

Stockholder Litigation

On April 11, 2019, a purported class action complaint, captioned Speiser v. BrightView Holdings, Inc., was filed in federal court in the Eastern District of Pennsylvania against the Company and two of the Company’s officers.  On April 16, 2019, a second purported class action complaint, captioned McComas v. BrightView Holdings, Inc., was filed in the Court of Common Pleas in Montgomery County, Pennsylvania against the Company, certain current and former officers and directors of the Company, the underwriters in the Company’s IPO, and the Company’s alleged controlling stockholders.  On May 31, 2019, McComas filed an amended complaint.  In early June 2019, Speiser voluntarily dismissed his complaint in federal court, but filed a new complaint in the Court of Common Pleas in Montgomery County, Pennsylvania.  The Speiser state court complaint is substantively identical to the McComas amended complaint.  Both complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants and controlling person claims under Section 15 of the Act against certain defendants.  The plaintiffs purport to represent similar classes of persons who purchased BrightView stock in its IPO in July 2018 or purchased BrightView stock in the market that was traceable to the shares issued in the IPO.  The complaints allege that the IPO prospectus was misleading because it allegedly failed to disclose that a portion of BrightView’s contracts were underperforming and/or represented undesirable costs to the Company and that, as a result, BrightView would implement a managed exit strategy from low margin or non-profitable contracts that would negatively impact its future revenues; and that BrightView failed to disclose an alleged labor shortage caused by the Company’s inability to hire sufficient workers through the H-2B visa program would adversely affect earnings.  On July 19, 2019, the Court entered an order consolidating the McComas and Speiser state court actions, under the caption, In re BrightView Holdings, Inc. Securities Litigation, with the amended McComas complaint as the operative pleading. The Company intends to defend itself vigorously against the actions.  The Company is unable at this time to determine the amount of the possible loss or range of loss, if any, that it may incur as a result of these matters.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Maintenance Services	$492,105	$474,581	$1,357,952	$1,341,375
Development Services	166,319	157,379	424,692	433,620
Eliminations	(1,215)	(1,630)	(2,785)	(3,195)
Net service revenues	$657,209	$630,330	$1,779,859	$1,771,800
Maintenance Services	$91,138	$91,349	$204,800	$210,241
Development Services	26,966	21,953	55,018	55,284
Corporate	(16,196)	(15,469)	(46,687)	(49,649)
Adjusted EBITDA(1)	$101,908	$97,833	$213,131	$215,876
Maintenance Services	$24,434	$14,292	$54,449	$33,759
Development Services	3,242	2,182	9,902	3,955
Corporate	6,940	11,174	12,874	34,029
Capital expenditures	$34,616	$27,648	$77,225	$71,743

(1)	Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$31,709	$(1,397)	$19,276	$(4,139)
Interest expense	18,360	27,499	54,429	77,481
Income tax expense (benefit)	11,033	1,247	6,582	(58,150)
Depreciation expense	20,884	17,839	61,851	56,642
Amortization expense	13,936	29,247	42,873	89,611
Establish public company financial reporting compliance (a)	1,140	555	2,832	3,372
Business transformation and integration costs (b)	4,431	2,466	13,354	21,402
Expenses related to initial public offering (c)	108	4,678	108	6,808
Equity-based compensation (d)	307	14,951	11,826	20,753
Management fees (e)	—	748	—	2,096
Adjusted EBITDA	$101,908	$97,833	$213,131	$215,876

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

(c)	Represents expenses incurred for the IPO in fiscal 2018 and subsequent registration statements.
(d)	Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $7,328 related to the IPO during the nine months ended June 30, 2019.

(e)	Represents management fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of the IPO.

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

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income (loss) available to common stockholders	$31,709	$(1,397)	$19,276	$(4,139)
Denominator:
Weighted average number of common shares outstanding – basic	102,828	77,025	102,705	77,046
Basic earnings (loss) per share	$0.31	$(0.02)	$0.19	$(0.05)

Weighted average number of common shares outstanding – diluted	102,999	77,025	103,300	77,046
Diluted earnings (loss) per share	$0.31	$(0.02)	$0.19	$(0.05)
Other Information:
Weighted average number of anti-dilutive options and restricted stock	6,356	130	6,406	43

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

Interest Expense

Interest expense relates primarily to our long-term debt. See Note 8 “Long-term Debt” in the unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to increase our density and leadership positions in existing local markets, enter into attractive new geographic markets and expand our portfolio of landscape enhancement services and improve technical capabilities in specialized services. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies.  We incurred $5.6 million of integration costs during the first nine months of fiscal 2019 related to acquisitions completed during fiscal 2018 and $1.2 million related to acquisitions completed during fiscal 2019.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net service revenues	$657.2	$630.3	$1,779.9	$1,771.8
Cost of services provided	468.6	454.8	1,313.3	1,311.4
Gross profit	188.6	175.6	466.6	460.4
Selling, general and administrative expense	114.0	119.2	343.5	356.8
Amortization expense	13.9	29.2	42.9	89.6
Income from operations	60.7	27.1	80.2	13.9
Other income	0.4	0.3	0.1	1.3
Interest expense	18.4	27.5	54.4	77.5
Income (loss) before income taxes	42.7	(0.2)	25.9	(62.3)
Income tax (expense) benefit	(11.0)	(1.2)	(6.6)	58.2
Net income (loss)	$31.7	$(1.4)	$19.3	$(4.1)
Adjusted EBITDA(1)	$101.9	$97.8	$213.1	$215.9
Adjusted Net Income(1)	$47.0	$33.2	$73.1	$54.1
Cash flows from operating activities	$44.5	$44.5	$109.2	$123.7
Free Cash Flow(1)	$13.7	$19.3	$38.8	$55.9
Adjusted Free Cash Flow(1)	$13.7	$19.3	$38.8	$77.5

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Net Service Revenues

Net service revenues for the three months ended June 30, 2019 increased $26.9 million, or 4.3%, to $657.2 million, from $630.3 million in the 2018 period. The increase was driven by increases in Maintenance Services revenues of $17.5 million and Development Services revenues of $8.9 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended June 30, 2019 increased $13.0 million, or 7.4%, to $188.6 million, from $175.6 million in the 2018 period. The increase in gross profit was driven by the increase in revenues, described above, along with lower material costs as a percentage of revenue. Gross margin increased 80 basis points from 27.9% in the 2018 period to 28.7% for the three months ended June 30, 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2019 decreased $5.2 million, or 4.4%, to $114.0 million, from $119.2 million in the 2018 period. This decrease was driven by a decrease in equity-based compensation expense of $14.3 million due primarily to the equity conversion in connection with the IPO in the 2018 period.  The decrease was partially offset by an increase due to timing of certain incentive based compensation expense and professional fees. As a percentage of revenue, selling, general and administrative expense decreased 160 basis points for the three months ended June 30, 2019 to 17.3%, from 18.9% in the 2018 period.

Amortization Expense

Amortization expense for the three months ended June 30, 2019 decreased $15.3 million, or 52.4%, to $13.9 million, from $29.2 million in the 2018 period. The decrease was principally due to a decrease of $16.6 million in the amortization of intangible assets recognized in connection with the KKR Acquisition and the acquisition of ValleyCrest Holding Co. (“ValleyCrest”) in 2014 due to the substantial completion in the 2018 period of amortization of the related trademarks, partially offset by an increase in amortization expense for intangible assets recognized in connection with acquisitions completed subsequent to 2017 of $1.3 million.

Other Income

Other income was $0.4 million for the three months ended June 30, 2019, an increase of $0.1 million from $0.3 million in the 2018 period.

Interest Expense

Interest expense for the three months ended June 30, 2019 decreased $9.1 million, or 33.2%, to $18.4 million, from $27.5 million in the 2018 period. The decrease was driven by an overall reduction in debt due to term loan repayments made during the fourth quarter of fiscal 2018 and the impact of our interest rate swaps for the period, partially offset by a higher weighted average interest rate on our term loans in the 2019 period of 4.99% compared to 4.76% in the 2018 period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2019 increased $9.8 million, to $11.0 million, from $1.2 million in the 2018 period. The increase in tax expense was primarily attributable to the increase in income before income taxes.

Net Income (loss)

For the three months ended June 30, 2019, net income was $31.7 million, compared to net loss of $1.4 million in the 2018 period. The change was due to higher income from operations and decreased interest expense, partially offset by an increase in income tax expense.

Adjusted EBITDA

Adjusted EBITDA increased $4.1 million for the three months ended June 30, 2019, to $101.9 million, from $97.8 million in the 2018 period. Adjusted EBITDA as a percentage of revenue remained flat at 15.5% for the three months ended June 30, 2019 and 2018. The increase in Adjusted EBITDA was principally driven by an increase in Development Services Segment Adjusted EBITDA of $5.0 million, or 22.8%, partially offset by a decrease in Maintenance Services Segment Adjusted EBITDA and higher corporate expense in the period.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2019 increased $13.8 million to $47.0 million, from $33.2 million in the 2018 period. The increase was primarily due to higher income from operations and the decrease in interest expense discussed above.

Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018

Net Service Revenues

Net service revenues for the nine months ended June 30, 2019 increased $8.1 million, or 0.5%, to $1,779.9 million, from $1,771.8 million in the 2018 period. The increase was driven by increases in Maintenance Services revenues of $16.6 million, partially offset by decreases in Development Services revenues of $8.9 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the nine months ended June 30, 2019 increased $6.2 million, or 1.4%, to $466.6 million, from $460.4 million in the 2018 period. The increase in gross profit was driven by the increase in revenues, described above, along with a slight increase in gross margin. Gross margin increased 20 basis points from 26.0% in the 2018 period to 26.2% for the nine months ended June 30, 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended June 30, 2019 decreased $13.3 million, or 3.7%, to $343.5 million, from $356.8 million in the 2018 period. This decrease was driven by a decrease in equity-based compensation expense of $9.0 million due primarily to the equity conversion in connection with the IPO in the 2018 period coupled with an $8.0 million decrease in business transformation and integration costs and a $6.7 million decrease in professional fees incurred during the 2018 period largely related to the IPO. These decreases were partially offset by an increase in selling, general and administrative expense as a result of the absorption of acquired businesses. As a percentage of revenue, selling, general and administrative expense decreased 80 basis points for the nine months ended June 30, 2019 to 19.3%, from 20.1% in the 2018 period.

Amortization Expense

Amortization expense for the nine months ended June 30, 2019 decreased $46.7 million, or 52.2%, to $42.9 million, from $89.6 million in the 2018 period. The decrease was principally due to a decrease of $50.5 million in the amortization of intangible assets recognized in connection with the KKR Acquisition and the acquisition of ValleyCrest in 2014 due to the substantial completion in the 2018 period of amortization of the related trademarks, partially offset by an increase in amortization expense for intangible assets recognized in connection with acquisitions completed subsequent to 2017 of $3.8 million.

Other Income

Other income was $0.1 million for the nine months ended June 30, 2019, a decrease of $1.2 million from income of $1.3 million in the 2018 period, which included higher net gains on investments.

Interest Expense

Interest expense for the nine months ended June 30, 2019 decreased $23.1 million, or 29.8%, to $54.4 million, from $77.5 million in the 2018 period. The decrease was driven by an overall reduction in debt due to term loan repayments made during the fourth quarter of fiscal 2018 and the impact of our interest rate swaps for the period, partially offset by a higher weighted average interest rate on our term loans in the 2019 period of 4.96% compared to 4.76% in the 2018 period.

Income Tax (Expense) Benefit

Income tax expense for the nine months ended June 30, 2019 was $6.6 million compared to a tax benefit of $58.2 million in the 2018 period. The increase in tax expense was driven by a $41.4 million discrete tax benefit recorded in the 2018 period for the revaluation of our net deferred tax liabilities as a result of the enactment of the Tax Act and the related reduction in the U.S. corporate income tax rate, as well as increased income before income taxes.

Net (Loss) Income

For the nine months ended June 30, 2019, net income was $19.3 million, compared to net loss of $4.1 million in the 2018 period. The main drivers were as described above.

Adjusted EBITDA

Adjusted EBITDA decreased $2.8 million for the nine months ended June 30, 2019, to $213.1 million, from $215.9 million in the 2018 period. Adjusted EBITDA as a percentage of revenue was 12.0% and 12.2% in the nine months ended June 30, 2019 and 2018, respectively. The decrease in Adjusted EBITDA was driven by a decrease in Maintenance Services Segment Adjusted EBITDA of $5.4 million, or 2.6%, as well as a decrease in Development Services Segment Adjusted EBITDA of $0.3 million, or 0.5%, both discussed below.  These decreases at the segment level were partially offset by lower corporate expenses in the period.

Adjusted Net Income

Adjusted Net Income for the nine months ended June 30, 2019 increased $19.0 million to $73.1 million, from $54.1 million in the 2018 period. The increase was primarily due to higher income from operations and the decrease in interest expense discussed above.

Non-GAAP Financial Measures

In addition to our GAAP financial measures, we review various non-GAAP financial measures including Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”), Free Cash Flow and Adjusted Free Cash Flow.

We believe that Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net Income is defined as net income (loss) including interest and depreciation and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net Income divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS.  We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

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

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Free Cash Flow and Adjusted Free Cash Flow.  Adjusted EPS is defined as Adjusted Net Income (shown below) divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS and presented in Note 14 “Earnings (Loss) Per Share of Common Stock” in the Notes to Unaudited Consolidated Financial Statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2019	2018	2019	2018
Adjusted EBITDA
Net income (loss)	$31.7	$(1.4)	$19.3	$(4.1)
Plus:
Interest expense, net	18.4	27.5	54.4	77.5
Income tax expense (benefit)	11.0	1.2	6.6	(58.2)
Depreciation expense	20.9	17.8	61.9	56.6
Amortization expense	13.9	29.2	42.9	89.6
Establish public company financial reporting compliance (a)	1.1	0.6	2.8	3.4
Business transformation and integration costs (b)	4.4	2.5	13.4	21.4
Expenses related to initial public offering (c)	0.1	4.7	0.1	6.8
Equity-based compensation (d)	0.3	15.0	11.8	20.8
Management fees (e)	—	0.7	—	2.1
Adjusted EBITDA	$101.9	$97.8	$213.1	$215.9
Adjusted Net Income
Net income (loss)	$31.7	$(1.4)	$19.3	$(4.1)
Plus:
Amortization expense	13.9	29.2	42.9	89.6
Establish public company financial reporting compliance (a)	1.1	0.6	2.8	3.4
Business transformation and integration costs (b)	4.4	2.5	13.4	21.4
Expenses related to initial public offering (c)	0.1	4.7	0.1	6.8
Equity-based compensation (d)	0.3	15.0	11.8	20.8
Management fees (e)	—	0.7	—	2.1
Income tax adjustment (f)	(4.5)	(18.1)	(17.2)	(85.8)
Adjusted Net Income	$47.0	$33.2	$73.1	$54.1
Free Cash Flow and Adjusted Free Cash Flow
Cash flows from operating activities	$44.5	$44.5	$109.2	$123.7
Minus:
Capital expenditures	34.6	27.6	77.2	71.7
Plus:
Proceeds from sale of property and equipment	3.8	2.4	6.8	3.9
Free Cash Flow	$13.7	$19.3	$38.8	$55.9
Plus:
ValleyCrest land and building acquisition (g)	—	—	—	21.6
Adjusted Free Cash Flow	$13.7	$19.3	$38.8	$77.5

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2019	2018	2019	2018
Severance and related costs	$0.4	$1.1	$2.0	$3.3
Rebranding of vehicle fleet	0.1	0.4	0.4	12.4
Business integration	3.0	0.2	6.8	0.4
IT infrastructure transformation and other	0.9	0.8	4.2	5.3
Business transformation and integration costs	$4.4	$2.5	$13.4	$21.4

(c)	Represents expenses incurred for the IPO in fiscal 2018 and subsequent registration statements.

(d)      Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $7.3 million related to the IPO in the nine months ended June 30, 2019.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2019	2018	2019	2018
Tax impact of pre-tax income adjustments	$4.5	$17.7	$16.4	$43.7
Discrete tax items	-	0.4	0.8	42.1
Income tax adjustment	$4.5	$18.1	$17.2	$85.8

(g)	Represents the acquisition of legacy ValleyCrest land and buildings in October 2017.

Segment Results

We classify our business into two segments: Maintenance Services and Development Services. Our corporate expenses are not allocated to the segments and are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

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

Segment Results for the Three Months Ended June 30, 2019 and 2018

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended June 30,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$492.1	$474.6	3.7%
Segment Adjusted EBITDA	$91.1	$91.3	(0.2)%
Segment Adjusted EBITDA Margin	18.5%	19.2%	(70	) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended June 30, 2019 increased by $17.5 million, or 3.7%, from the 2018 period.  Revenues from landscape services were $486.4 million, an increase of $20.7 million over the 2018 period and revenues from snow removal services were $5.7 million, a decrease of $3.3 million over the 2018 period. The increase in landscape services revenues was driven by a $24.8 million revenue contribution from acquired businesses coupled with growth in underlying commercial landscaping.  This increase was partially offset by an $8.7 million decrease in revenue as a result of our managed exit strategy related to underperforming contracts.  The decrease in snow removal services was primarily attributable to the timing of snowfall during the period, a decreased frequency of snowfall events, and the lower relative snowfall in the three months ended June 30, 2019 as compared to the greater than average snow season in the 2018 period.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2019 remained relatively flat at $91.1 million, compared to $91.3 million in the 2018 period.  Segment Adjusted EBITDA was impacted by unfavorable weather conditions resulting in lower margins on ancillary services and decreased efficiencies in core commercial landscaping services coupled with an increase in selling, general and administrative expense as a result of the absorption of acquired businesses.  These changes were mostly offset by the increase in revenues described above. Segment Adjusted EBITDA Margin decreased 70 basis points, to 18.5%, in the three months ended June 30, 2019, from 19.2% in the 2018 period.

Development Services Segment Results

	Three Months Ended June 30,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$166.3	$157.4	5.7%
Segment Adjusted EBITDA	$27.0	$22.0	22.8%
Segment Adjusted EBITDA Margin	16.2%	14.0%	220	bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended June 30, 2019 increased $8.9 million, or 5.7%, compared to the 2018 period. The increase in development services revenues was driven by the commencement of work on new projects, coupled with incremental revenue related to development projects from the Maintenance Services acquisitions, partially offset by the completion of certain large projects in the prior fiscal year.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2019 increased $5.0 million, to $27.0 million, compared to the 2018 period.  The increase in Segment Adjusted EBITDA was due to the increase in net revenue described above as well as a decrease in cost of services provided as the result of lower materials costs as a percentage of revenue. Segment Adjusted EBITDA Margin increased 220 basis points, to 16.2%, in the three months ended June 30, 2019, from 14.0% in the 2018 period.

Segment Results for the Nine Months Ended June 30, 2019 and 2018

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Nine Months Ended June 30,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$1,358.0	$1,341.4	1.2%
Segment Adjusted EBITDA	$204.8	$210.2	(2.6%)
Segment Adjusted EBITDA Margin	15.1%	15.7%	(60	)bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the nine months ended June 30, 2019 increased by $16.6 million, or 1.2%, from the 2018 period. Revenues from landscape services were $1,112.6 million, an increase of $23.8 million over the 2018 period and revenues from snow removal services were $245.4 million, a decrease of $7.2 million versus the 2018 period. The increase in landscape services revenues was driven by a $69.9 million revenue contribution from acquired businesses.  This increase was offset by the absence of hurricane clean-up services revenue, compared with $17.5 million of revenue from hurricanes Irma and Maria in the 2018 period, and a $29.0 million decrease in revenue as a result of our managed exit strategy related to underperforming contracts. The decrease in snow removal services was primarily attributable to a decreased frequency of snowfall events, the volume of snowfall per event and the lower relative snowfall in the nine months ended June 30, 2019 (snowfall for the nine months ended June 30, 2019 and 2018 was 86.3% and 87.1%, respectively, of the historical 10-year average for that nine-month period).  This was partially offset by a $1.9 million snow removal services revenue contribution from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2019 decreased $5.4 million, to $204.8 million, compared to $210.2 million in the 2018 period. The decrease in Segment Adjusted EBITDA was due to the decline in hurricane clean-up services which typically contribute a higher gross margin compared with other landscape maintenance services, coupled with unfavorable weather conditions resulting in lower margins on ancillary services and decreased efficiencies in core commercial landscaping services as well as an increase in selling, general and administrative expense as a result of the absorption of acquired businesses.  These changes were partially offset by the increase in revenues described above. Segment Adjusted EBITDA Margin decreased 60 basis points, to 15.1%, in the nine months ended June 30, 2019, from 15.7% in the 2018 period.

Development Services Segment Results

	Nine Months Ended June 30,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$424.7	$433.6	(2.1%)
Segment Adjusted EBITDA	$55.0	$55.3	(0.5)%
Segment Adjusted EBITDA Margin	13.0%	12.8%	20	bps

Development Services Net Service Revenues

Development Services net service revenues for the nine months ended June 30, 2019 decreased $8.9 million, or 2.1%, compared to the 2018 period. The decrease in development services revenues was driven by the completion of certain large projects in the prior fiscal year period, partially offset by new projects and incremental revenue of $6.1 million related to development projects from the Maintenance Services acquisitions.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2019 remained relatively flat at $55.0 million, compared to $55.3 million in the 2018 period. The decrease in Segment Adjusted EBITDA was impacted by the decrease in net revenue described above as well as an increase in selling, general and administrative expense, substantially offset by a decrease in cost of services provided as the result of lower material costs and decreased use of subcontractors. Segment Adjusted EBITDA Margin increased 20 basis points, to 13.0%, in the nine months ended June 30, 2019, from 12.8% in the 2018 period.

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

(In millions)	June 30, 2019	September 30, 2018
Cash and cash equivalents	$10.9	$35.2
Short-term borrowings and current maturities of long-term debt	10.4	12.9
Long-term debt	1,145.8	1,141.3
Total debt, net	$1,156.2	$1,154.2

The Company is party to a credit agreement dated December 18, 2013 (as amended, the “Credit Agreement”), a five-year revolving credit facility that matures on August 15, 2023 (the “Revolving Credit Facility”) and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”).

We can increase the borrowing availability under the Credit Agreement or increase the term loans outstanding under the Credit Agreement by up to $303.0 million, in the aggregate, in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans under the Credit Agreement, or in the form of other indebtedness in lieu thereof, plus an additional amount so long as we do not exceed a specified senior secured leverage ratio and, in the case of second lien indebtedness, a specified senior secured leverage ratio. We can incur such additional secured or other unsecured indebtedness under the Credit Agreement if certain specified conditions are met. Our liquidity requirements are significant primarily due to debt service requirements. See Note 8 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

In the event that LIBOR is phased out as is currently expected, the Credit Agreement and the Receivables Financing Agreement each provide that the Company and the applicable administrative agent may amend such Credit Agreement or Receivables Financing Agreement, as applicable, to replace the LIBOR definition with a successor rate based on prevailing market convention, subject to notifying the lending syndicate of such change and not receiving within 5 business days of such notification written objections to such replacement rate from (i) with respect to the Receivables Financing Agreement, lenders holding at least a majority of the aggregate principal amount of commitments then outstanding thereunder or (ii) with respect to any class of loans under the Credit Agreement, lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding in such class. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended June 30,
(In millions)	2019	2018
Operating activities	$109.2	$123.7
Investing activities	$(128.6)	$(172.6)
Financing activities	$(4.9)	$52.6
Free Cash Flow (1)	$38.8	$55.9
Adjusted Free Cash Flow (1)	$38.8	$77.5
(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2019 decreased $14.5 million, to $109.2 million, from $123.7 million in the 2018 period. This decrease was primarily due to an increase in accounts receivable due to the timing of collections coupled with a decrease in deferred revenue, partially offset by a decrease in prepaid income taxes.

Cash Flows used in Investing Activities

Net cash used in investing activities decreased $44.0 million to $128.6 million for the nine months ended June 30, 2019 from $172.6 million in the 2018 period. Cash used in investing activities included cash paid for acquisitions for the nine months ended June 30, 2019 of $59.5 million, compared to $104.4 million in the 2018 period. Capital expenditures increased 7.6%, or $5.5 million, year over year primarily due to increases in the purchase of vehicles and equipment of $6.4 million and $19.2 million, respectively, during the nine months ended June 30, 2019 compared to the 2018 period, partially offset by the acquisition of legacy ValleyCrest land and buildings for $21.6 million during the 2018 period.

Cash Flows (used in) provided by Financing Activities

Net cash flows used in financing activities of $4.9 million for the nine months ended June 30, 2019 consisted of scheduled and voluntary principal payments on long-term borrowings of $125.4 million and repayments of capital lease obligations of $4.1 million, offset by net proceeds from our Revolving Credit Facility of $10.0 million. Cash provided by financing activities was $52.6 million for the nine months ended June 30, 2018 and consisted of proceeds from our Receivables Financing Agreement of $70.0 million and proceeds from our Revolving Credit Facility of $55.0 million, offset by scheduled and voluntary principal payments on long-term borrowings of $64.8 million, repayments of capital lease obligations of $4.8 million and repurchases of common stock of $2.9 million.

Free Cash Flow and Adjusted Free Cash Flow

Free Cash Flow decreased $17.1 million to $38.8 million for the nine months ended June 30, 2019 from $55.9 million in the 2018 period. The decrease in Free Cash Flow was due to a decrease in cash flows from operating activities of $14.5 million as well as an increase in capital expenditures of $5.5 million, each as described above, partially offset by an increase in proceeds from the sale of property and equipment of $2.9 million. Adjusted Free Cash Flow decreased $38.7 million to $38.8 million for the nine months ended June 30, 2019 from $77.5 million in the 2018 period. The decrease in Adjusted Free Cash Flow was due to a decrease in cash flows from operating activities of $14.5 million and an increase in capital expenditures of $27.1 million (exclusive of $21.6 million related to the acquisition of legacy ValleyCrest land and buildings in the 2018 period).

Working Capital

(In millions)	June 30, 2019	September 30, 2018
Net Working Capital:
Current assets	$523.5	$531.2
Less: Current liabilities	344.9	331.5
Net working capital	$178.6	$199.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $21.1 million, to $178.6 million, at June 30, 2019, from $199.7 million at September 30, 2018, primarily driven by a decrease in cash and cash equivalents of $24.3 million, a decrease in prepaid income taxes of $20.4 million, and an increase in accrued expenses, offset by an increase in accounts receivable of $29.8 million due to the timing of collections and a decrease in deferred revenue of $9.8 million.

Description of Indebtedness

As of June 30, 2019, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing.  See Note 8 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

During the nine months ended June 30, 2019, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2018 in our Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 12 “Commitments and Contingencies” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.

Item 1A. Risk Factors.

As of June 30, 2019, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 28, 2018.

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

BrightView Holdings, Inc.

Date: August 7, 2019	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)