Form 10-K
period 2019-09-30
BrightView Holdings, Inc.
filed 2019-11-21
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38579

BrightView Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4190788
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
980 Jolly Road Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 567-7204

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, Par Value $0.01 Per Share	BV	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2019, the last day of the Registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $430.3 million, based on the number of shares held by non-affiliates as of March 31, 2019 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2019 was 104,699,879.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 10, 2020, are incorporated by reference into Part III of this Report.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under the heading “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

•	general business economic and financial conditions;
•	competitive industry pressures;
•	the failure to retain current customers, renew existing customer contracts and obtain new customer contracts;
•	the failure to enter into profitable contracts, or maintaining customer contracts that are unprofitable;
•	a determination by customers to reduce their outsourcing or use of preferred vendors;
•	the dispersed nature of our operating structure;
•	our ability to implement our business strategies and achieve our growth objectives;
•	acquisition and integration risks;
•	the seasonal nature of our landscape maintenance services;
•	our dependence on weather conditions;
•	increases in prices for raw materials and fuel;
•	product shortages and the loss of key suppliers;
•	any failure to accurately estimate the overall risk, requirements, or costs when we bid on or negotiate contracts that are ultimately awarded to us;
•	the conditions and periodic fluctuations of real estate markets, including residential and commercial construction;
•	our ability to retain our executive management and other key personnel;
•	our ability to attract and retain trained workers and third-party contractors and re-employ seasonal workers;
•	any failure to properly verify employment eligibility of our employees;
•	subcontractors taking actions that harm our business;
•	our recognition of future impairment charges;
•	laws and governmental regulations, including those relating to employees, wage and hour, immigration, human health and safety and transportation;
•	environmental, health and safety laws and regulations, including regulatory costs, claims and litigation related to the use of chemicals and pesticides by employees and related third-party claims;

•	the distraction and impact caused by litigation, of adverse litigation judgments and settlements resulting from legal proceedings;
•	increase in on-job accidents involving employees;
•	any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•	any failure to protect the security of personal information about our customers, employees and third parties;
•	our ability to adequately protect our intellectual property;
•	occurrence of natural disasters, terrorist attacks or other external events;
•	changes in generally accepted accounting principles in the United States;
•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;
•	our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements;
•	restrictions imposed by our debt agreements that limit our flexibility in operating our business;
•	increases in interest rates governing our variable rate indebtedness increasing the cost of servicing our substantial indebtedness including proposed changes to LIBOR;
•	ownership of our common stock; and
•	costs and requirements imposed as a result of maintaining the requirement of being a public company.

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

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues more than 10 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services, ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 220 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

As the number one player in the highly attractive and growing $70 billion commercial landscape maintenance and snow removal market, we believe our size and scale present several compelling value propositions for our customers, and allow us to offer a single-source landscaping services solution to a diverse group of commercial customers across all 50 U.S. states and Puerto Rico. We serve a broad range of end market verticals, including corporate and commercial properties, Homeowners Associations (HOAs), public parks, hotels and resorts, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. We are also the Official Field Consultant for Major League Baseball. Our diverse customer base includes approximately 13,000 office parks and corporate campuses, 9,000 residential communities, and 450 educational institutions. We believe that due to our unmatched geographic scale and breadth of service offerings, we are the only commercial landscaping services provider able to service clients whose geographically disperse locations require a broad range of landscaping services delivered consistently and with high quality. Our top ten customers accounted for approximately 7% of our fiscal 2019 revenues, with no single customer accounting for more than 2% of our fiscal 2019 revenues.

Our business model is characterized by stable, recurring revenues, a scalable operating model, strong and improving operating margins, limited capital expenditures and low working capital requirements that together generate significant Free Cash Flow. For the year ended September 30, 2019, we generated net service revenues of $2,404.6 million, net income of $44.4 million and Adjusted EBITDA of $305.1 million, with a net income margin of 1.8% and an Adjusted EBITDA margin of 12.7%.

Our Operating Segments

We deliver our broad range of services through two operating segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 32 U.S. states and, through our qualified service partner network, we are able to efficiently provide nationwide coverage in all 50 U.S. states and Puerto Rico, as illustrated below.

Maintenance Services Overview

Our Maintenance Services segment delivers a full suite of recurring commercial landscaping services ranging from mowing, gardening, mulching and snow removal, to more horticulturally advanced services, such as water management, irrigation maintenance, tree care, golf course maintenance and specialty turf maintenance. Our maintenance services customers include Fortune 500 corporate campuses and commercial properties, HOAs, public parks, leading international hotels and resorts, airport authorities, municipalities, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. The chart below illustrates the diversity of our Maintenance Services revenues:

(1)	Reflects the year ended September 30, 2019.

In addition to contracted maintenance services, we also have a strong track record of providing value-added landscape enhancements, defined as supplemental, non-contract specified maintenance or improvement services which are typically sold by our account managers to our maintenance services customers. These landscape enhancements typically have a predictable level of demand related to our amount of contracted revenue with a customer.

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

In our seasonal markets, we are also a leading provider of snow removal services. These route-based snow removal services provide us with a valuable counter-seasonal source of revenues, allowing us to better utilize our crews and certain equipment during the winter months. Our capabilities as a rapid-response, reliable service provider further strengthens our relationships with our customers, all of which have an immediate and critical need for snow removal services. Property managers also enjoy several benefits by using the same service provider for snow removal and landscape maintenance services, including consistency of service, single-source vendor efficiency and volume discount savings. This allows us to actively maintain relationships with key customers in seasonal markets year-round. A portion of our snow removal business is contracted each year under fixed fee servicing arrangements that are subject to guaranteed minimum payments regardless of the season’s snowfall.

The performance of our snow removal services business, however, is correlated with the amount of snowfall, the number of snowfall events and the nature of those events in a given season. We benchmark our performance against ten- and thirty-year averages, as annual snowfall amounts modulate around these figures.

Cumulative Annual Snowfall in BrightView Locations Over Time (1)

(1)	Reflects cumulative annual snowfall at locations where BrightView has a presence.

For the year ended September 30, 2019, in Maintenance Services, we generated net service revenues of $1,813.4 million, including $245.1 million from snow removal services, and Segment Adjusted EBITDA of $282.0 million, with a Segment Adjusted EBITDA Margin of 15.6%.

Development Services Overview

Through our Development Services segment, we provide landscape architecture and development services for new facilities and significant redesign projects. Specific services include project design and management services, landscape architecture, landscape installation, irrigation installation, tree nursery moving and installation, pool and water features and sports field services, among others. These complex and specialized offerings showcase our technical expertise across a broad range of end market verticals.

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

For the year ended September 30, 2019, in Development Services, we generated net service revenues of $595.4 million and Segment Adjusted EBITDA of $81.7 million, with a Segment Adjusted EBITDA Margin of 13.7%.

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

In July 2018, we completed the initial public offering of our common stock (the “IPO”).  Our common stock trades on the New York Stock Exchange under the symbol “BV”. Our principal executive offices are located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

Market Opportunity

Commercial Landscaping Services Industry

The landscape services industry consists of landscape maintenance and development services, as well as a number of related ancillary services such as tree care and snow removal, for both commercial and residential customers. BrightView operates only within the commercial sectors of each of the landscape maintenance, landscape development and snow removal industries. In 2019, commercial landscape maintenance, including snow removal, represents a $70 billion industry that is characterized by a number of attractive market drivers. The industry benefits from commercial customers’ need to provide consistently accessible and aesthetically-pleasing environments. Due to the essential and non-discretionary need of these recurring services, the commercial landscape maintenance services and snow removal services industries have exhibited, and are expected to continue to exhibit, stable and predictable growth.

Highlighting the consistency of this growth, the combined industry is expected to grow at a 2.2% CAGR from 2014 through 2023, as depicted in the chart below:

Growth in the U.S. Commercial Landscaping and Snow Removal Services Industry (US$ in billions) (1)

(1)

Source: IBISWORLD-Landscaping Services in the U.S. (August 2019) IBISWorld—Snowplowing Services in the U.S. (December 2018). Presents commercial landscaping services and commercial snowplowing services as a share of the overall U.S. market at rates constant with IBISWorld figures for 2018.

In addition to its stable characteristics, the industry is also highly fragmented. Despite being the largest provider of commercial landscaping services, we currently hold only a 2.6% market share, representing a significant opportunity for future consolidation. According to the 2019 IBISWorld Report, there are over 500,000 enterprises providing landscape maintenance services in the United States. Approximately three-quarters of the industry participants are classified as sole proprietors, with a limited set of companies having the capabilities to deliver sophisticated, large-scale landscaping services or operate regionally or nationally. The chart below illustrates the segmentation of the landscape maintenance industry and highlights BrightView’s coverage of the non-residential sectors of the industry:

(1)	Source: IBISWorld-Landscaping Services in the U.S. (August 2019)
(2)	Source: IBISWorld-Snowplowing Services in the U.S. (December 2018)

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

•

Growth of Private Non-residential Construction. Over the next five years, the overall U.S. landscape maintenance industry is projected to be supported by rising construction and economic activity. According to the 2019 IBISWorld Report, private non-residential construction is forecasted to grow at an annualized rate of 2.3% over the five years leading to 2024. We believe growth in commercial construction promotes growth in commercial landscape maintenance and development services.

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

Our maintenance services model is grounded in our branch network. For example, a representative maintenance services branch typically serves 40-150 customers across 200-300 sites, generating between $4 million and $14 million in annual revenues. Each branch is led by a branch manager, who focuses on performance drivers, such as customer satisfaction, crew retention, safety and tactical procurement. Branch managers are supported by account managers, who focus on managing crew leaders, customer retention and sales of landscape enhancement services. In addition to our network of branch managers and account managers, our platform is differentiated by a highly experienced team of operational senior vice presidents and vice presidents, organized regionally, with an average tenure of 17 years. These team members are responsible for leading, teaching and developing branch managers as well as maintaining adherence to key operational strategies. Our senior operating personnel also foster a culture of engagement and emphasize promotion from within, which has played a key role in making BrightView the employer of choice within the broader landscape maintenance industry.

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

Our Employees

As of September 30, 2019, we had a total of approximately 21,500 employees, including seasonal workers, consisting of approximately 20,900 full-time and approximately 600 part-time employees in our two business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the spring and summer seasons, which correspond with our third and fourth fiscal quarters. The approximate number of employees by segment, as of September 30, 2019, is as follows: Maintenance Services: 18,300; Development Services: 2,900. In addition, our corporate staff is approximately 300 employees.

Approximately 8% of our employees are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Historically, we have used, and expect to continue to use in the future, a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. We employed approximately 1,555 seasonal workers in 2019, and approximately 829 seasonal workers in 2018, through the H-2B visa program.

Competition

Although the United States landscaping, snow removal and landscape design and development industries have experienced some consolidation, there is significant competition in all the areas that we serve, and such competition varies across geographies. In our Maintenance Services segment, most competitors are smaller local and regional firms; however, we also face competition from other large national firms such as LandCare, Five Seasons Landscape Management and Yellowstone Landscape. In our Development Services segment, competitors are generally smaller local and regional firms. We believe that the primary competitive factors that affect our operations are quality, service, experience, breadth of service offerings and price. We believe that our ability to compete effectively is enhanced by the breadth of our services and the technological tools used by our teams as well as our nationwide reach.

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

Weather Conditions

Weather may impact the timing of performance of landscape maintenance and enhancement services and progress on development projects from quarter to quarter. Less predictable weather patterns, including snow events in the winter, hurricane-related cleanup in the summer and fall, and the effects of abnormally high rainfall or drought in a given market, can impact both our revenues and our costs, especially from quarter to quarter, but also from year to year in some cases. Extreme weather events such as hurricanes and tropical storms can result in a positive impact to our business in the form of increased enhancement services revenues related to cleanup and other services. However, such weather events may also negatively impact our ability to deliver our contracted services, sell and deliver enhancement services or impact the timing of performance.

In our seasonal markets, the performance of our snow removal services is correlated with the amount of snowfall, the number of snowfall events and the nature of those events in a given season. We benchmark our performance against ten- and thirty-year averages.

Intellectual Property

We, primarily through our subsidiaries, hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that we deem particularly important to each of our businesses. As of September 30, 2019, we had marks that were protected by registration (either by direct registration or by treaty) in the United States and Puerto Rico.

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

Environmental Matters

Our businesses are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, the Oil Pollution Act and the Clean Water Act, each as amended. Among other things, these laws and regulations regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, handling and management of hazardous substances and wastes and the registration, use, notification and labeling of pesticides, herbicides and fertilizers, and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by us or prior owners or operators, at sites we currently own, lease or operate, customer sites or third-party sites to which we sent wastes. During fiscal 2019, there were no material capital expenditures for environmental control facilities.

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

In 2019 we made an investment to implement a Customer Relationship Management, or CRM, system for our account managers in our Maintenance Services segment. Among other benefits, we expect the CRM system, which will be available on their mobile devices, to allow our account managers to spend more time with their customers, enhancing the quality of those relationships and supporting long-term customer retention.

Sales and Marketing

Our sales and marketing efforts are focused on both developing new customers and increasing penetration at existing customers. We primarily sell our services to businesses, commercial property managers, general contractors and landscape architects through our professionally trained core sales force. We have a field-based sales approach driven by our growing team of more than 180 business developers that are focused on winning new customers at a local level. We also have a separate 20-member sales team that is focused on targeting and capturing high-value, high-margin opportunities, including national accounts. Within our Maintenance Services segment, every customer relationship is maintained by one of our more than 700+ branch-level account managers, who are responsible for ensuring customer satisfaction, tracking service levels, promoting enhancement services and driving contract renewals. We believe our decentralized approach to customer acquisition and management facilitates a high-level of customer service as local managers are empowered and incentivized to better serve customers and grow their respective businesses.

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

Fleet

Our highly visible fleet of approximately 15,000 trucks and trailers foster the strong brand equity associated with BrightView. We manage our fleet with a dedicated centralized team, as well as regional equipment managers, who together focus on compliance, maintenance, asset utilization and procurement. We believe we have the largest fleet of vehicles in the commercial landscape maintenance industry.

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

We maintain an internet site at https://www.brightview.com. From time to time, we may use our website as a distribution channel of material company information. Financial and other important information regarding our company is routinely accessible through and posted on our website at https://investor.brightview.com. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the Email Alerts section at https://investor.brightview.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

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

Our business and results of operations are significantly affected by general business, financial market and economic conditions. General business, financial market and economic conditions that could impact the level of activity in the commercial landscape services industry include the level of commercial construction activity, the condition of the real estate markets where we operate, interest rate fluctuations, inflation, unemployment and wage levels, changes and uncertainties related to government fiscal and tax policies including change in tax rates, duties, tariffs, or other restrictions, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, and the strength of regional and local economies in which we operate. New or increased tariffs may impact the costs of some of our supplies and equipment. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed and timing of the tariffs. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

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

Our ability to offer a wide variety of services to our customers is dependent upon our ability to obtain adequate supplies, materials and products from manufacturers, distributors and other suppliers. Any disruption in our sources of supply, particularly of the most commonly used items, including fertilizer, chemicals, road salt and mulch, could result in a loss of revenues, reduced margins and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery or other factors beyond our control, including economic downturns, geopolitical unrest, new tariffs or tariff increases, trade issues and policies, and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products or could result in an increase in our product costs.

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

With respect to our Development Services segment, a significant portion of our revenues are derived from development activities associated with new commercial real estate development, including hospitality and leisure, which has experienced periodic declines, some of which have been severe. The strength of these markets depends on, among other things, housing starts, local occupancy rates, demand for commercial space, non-residential construction spending activity, business investment and general economic conditions, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit, consumer spending, consumer confidence and capital spending. During a downturn in the commercial real estate development industry, customers may decrease their spending on landscape development services by generally reducing the size and complexity of their new landscaping development projects. Additionally, when interest rates rise, there may be a decrease in the spending activities of our current and potential Development Services customers.  Fluctuations in commercial real estate development markets could have an adverse effect on our business, financial position, results of operations or cash flows.

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

In the past ten- and thirty-year periods, the regions that we service have averaged 2,999 inches and 2,775 inches of annual snowfall, respectively. However, there can be no assurance that these regions will receive seasonal snowfalls near their historical average in the future. Variability in the frequency and timing of snowfalls creates challenges associated with budgeting and forecasting for the Maintenance Services segment.

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

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 1,555 seasonal workers in 2019, and approximately 829 seasonal workers in 2018, through the H-2B visa program. If we are unable to hire sufficient numbers of seasonal workers, through the H-2B program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we could experience difficulty in delivering our services in a high-quality or timely manner and could experience increased recruiting, training and wage costs in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

As of September 30, 2019, we had approximately 21,500 employees, approximately 8% of which are represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be disrupted and negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, certain of the collective bargaining agreements we participate in require periodic contributions to multiemployer defined benefit pension plans. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from some or all of these plans as a result of our exiting certain markets or otherwise, and the relevant plans are underfunded, we may become subject to a withdrawal liability. The amount of these required contributions may be material.

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

On December 18, 2013, an affiliate of KKR, indirectly acquired a controlling interest in our company.  On June 30, 2014, we acquired ValleyCrest Holding Co., a landscape horticultural company that provides landscape maintenance, enhancement, snow removal and development services for commercial customers, primarily in California, Florida and Texas.  As a result of the KKR Acquisition and the ValleyCrest Acquisition, we applied the acquisition method of accounting. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our segments based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill and indefinite lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2019, the net carrying value of goodwill and other intangible assets, net, represented $2,061.9 million, or 70% of our total assets. A future impairment, if any, could have a material adverse effect to our financial position or results of operations. See Note 8 “Intangible Assets, Goodwill and Acquisitions” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

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

If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures or disgorgements of the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, could have a material adverse effect on our business and results of operations. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and to interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our previously reported results of operations and could affect the reporting of transactions completed before the announcement of a change.

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

We have a significant amount of indebtedness. As of September 30, 2019, we had total indebtedness of $1,144.6 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $165.9 million and $60.0 million, respectively. See Note 10 “Long-term Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Borrowings under our Credit Agreement and Receivables Financing Agreement are at variable rates of interest and expose us to interest rate risk. Moreover, borrowings under our Credit Agreement and Receivables Financing Agreement bear interest at a rate per annum of LIBOR plus a margin.  On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our Credit Agreement and Receivables Financing Agreement provide for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.  If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, our ability to refinance some or all of our existing indebtedness may be impacted and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 11 “Financial Instruments Measured at Fair Value” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K.

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

Maintaining the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified Board members.

As a public company, we incur significant legal, regulatory, finance, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We are also required to comply with, and incur costs associated with such compliance with, the Sarbanes-Oxley Act of 2002, (“the Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“the Dodd-Frank Act”), as well as rules and regulations implemented by the SEC and the NYSE. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to comply with requirements to maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404, to furnish annually a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is also required to issue an attestation report on effectiveness of our internal controls in each annual report on Form 10-K.

In the future, if we identify a control deficiency that rises to the level of a material weakness in our internal controls over financial reporting, this material weakness may adversely affect our ability to record, process, summarize and report financial information timely and accurately. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could substantially decrease the market price of our common stock. As of September 30, 2019, we had 104,699,879 shares of our common stock outstanding, including 1,617,341 shares of restricted stock subject to vesting. Of the outstanding shares, the 24,495,000 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, or Rule 144, including our directors, executive officers and other affiliates (including affiliates of KKR and affiliates of MSD Partners, L.P., or MSD Partners).

The 80,156,552 shares of common stock held by our existing stockholders at the time of the IPO, including affiliates of KKR, affiliates of MSD Partners and certain of our directors and executive officers, representing 77% of the total outstanding shares of our common stock as of September 30, 2019, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. The holders of substantially all of our outstanding common stock prior to the IPO (other than affiliates of KKR) are also subject to agreements that, subject to certain exceptions, restrict the disposition of, or hedging with respect to, the shares of our common stock or securities convertible into or exchangeable for shares of our common stock.

In addition, each of the Sponsors has the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising its registration rights and selling a large number of shares, a Sponsor could cause the prevailing market price of our common stock to decline. Certain of our other stockholders have “piggyback” registration rights with respect to future registered offerings of our common stock. As of September 30, 2019, the shares covered by registration rights represented approximately 77% of our total common stock outstanding. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

On June 28, 2018, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 11,349,264 shares of our common stock subject to outstanding stock options and subject to issuance under our 2018 Omnibus Incentive Plan and Employee Stock Purchase Plan. Shares registered under the registration statement on Form S-8 are available for sale in the open market, subject to limitations in the Amended Parent Limited Partnership Agreement. As of September 30, 2019, there were stock options outstanding to purchase a total of 6,573,527 shares of our common stock and 143,660 shares of our common stock subject to restricted stock units. In additional, as of September 30, 2019, 2,528,375 shares of common stock were reserved for future issuance under our incentive plans. In addition, we have reserved a total of 1,100,000 shares of our common stock for issuance under the Employee Stock Purchase Plan, of which 0 shares have been issued as of September 30, 2019.

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

Because we utilize these exemptions, we do not have a majority of independent directors and our compensation and governance committees do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

As of September 30, 2019 the Sponsors beneficially own 69.0% of our common stock. As a result, the Sponsors are able to control the election and removal of our directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, amendment of our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the Sponsors and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you. For example, the Sponsors could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. It is possible that these exclusive forum provisions may be challenged in court and may be deemed unenforceable in whole or in part. If a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is a leased facility located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

We and our operating companies own and lease a variety of facilities primarily located in the United States, for branch and service center operations and for office, call center and storage space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than our headquarters listed above, used by each of our operating segments as of September 30, 2019. We believe that these facilities, when considered with our headquarters, are in good operating condition and suitable and adequate to support the current needs of our business.

Segment (1)	Owned Facilities	Leased Facilities
Maintenance Services	30	219
Development Services	5	20
Total	35	239

(1)	10 facilities are shared between our segments and each is counted once, in the Maintenance Services segment, to avoid double counting.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BV” on June 28, 2018.  Prior to that time, there was no public market for our common stock.  As of October 31, 2019, there were 429 holders of record of our common stock.  This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.  We did not declare or pay dividends to the holders of our common stock in the year ended September 30, 2019.

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

The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Russell 2000 (“R2000”) Index  and the Russell 2500 Environmental Maintenance & Security Service (“R2500 Service”) Index  from June 28, 2018 (the Company’s initial day of trading) through September 30, 2019. In fiscal 2019, the Company changed its stock performance graph indices from the NYSE Composite Index and the S&P 1500 Environmental & Facilities Services Index to the R2000 Index and the R2500 Service Index, because its stock became a component of both the R2000 Index and the R2500 Service Index.  All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the R2000 Index and the R2500 Service Index assumes any dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Item 6. Selected Financial Data

Set forth below is our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of September 30, 2019, September 30, 2018, and September 30, 2017 and for the year ended September 30, 2019, the year ended September 30, 2018 and for the nine months ended September 30, 2017 has been derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Form 10-K. We changed our fiscal year end from December 31 to September 30 of each year, effective September 30, 2017. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto, each included elsewhere in this Form 10-K.

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions, except per share and share data)	2019	2018	2017	2016	2015
Statement of Operations Data
Net service revenues	$2,404.6	$2,353.6	$1,713.6	$2,185.3	$2,214.8
Cost of services provided	1,766.4	1,727.5	1,259.8	1,578.1	1,604.6
Gross profit	638.2	626.1	453.8	607.2	610.3
Selling, general and administrative expense	452.2	481.2	311.8	468.0	452.8
Amortization expense	56.3	104.9	92.9	131.6	139.3
Income from operations	129.7	40.0	49.1	7.6	18.1
Other income (expense)	—	(23.5)	1.4	2.2	3.8
Interest expense	72.5	97.8	73.7	94.7	89.6
Income (loss) before income taxes	57.2	(81.3)	(23.2)	(84.9)	(67.7)
Income tax (expense) benefit	(12.8)	66.2	9.2	32.5	27.1
Net income (loss)	$44.4	$(15.1)	$(14.0)	$(52.4)	$(40.6)
Income (loss) per share:
Basic	$0.43	$(0.18)	$(0.18)	$(0.67)	$(0.52)
Diluted	$0.43	$(0.18)	$(0.18)	$(0.67)	$(0.52)
Weighted average shares outstanding:
Basic	102,800,000	83,369,000	77,071,000	77,685,000	78,400,000
Diluted	103,363,000	83,369,000	77,071,000	77,685,000	78,400,000
Statement of Cash Flows Data:
Cash flows from operating activities	$169.7	$180.4	$78.9	$111.9	$123.4
Cash flows used in investing activities	$(145.5)	$(179.3)	$(97.5)	$(69.5)	$(65.4)
Cash flows from (used in) financing activities	$(20.3)	$21.3	$(36.6)	$(46.4)	$(24.8)

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017	2016	2015
Balance Sheet Data (at period end):
Cash and cash equivalents	$39.1	$35.2	$12.8	$68.0	$72.0
Total assets	$2,928.6	$2,891.9	$2,858.6	$2,890.6	$2,974.6
Total liabilities	$1,644.8	$1,664.6	$2,162.4	$2,185.4	$2,191.7
Total stockholders' equity	$1,283.8	$1,227.3	$696.3	$705.2	$782.9
Other Financial Data:
Adjusted EBITDA(1)	$305.1	$300.1	$217.2	$255.7	$271.6
Adjusted Net Income(1)	$118.0	$90.0	$55.5	$48.6	$61.1
Adjusted EPS(1)	$1.15	$1.08	$0.72	$0.63	$0.78
Cash flows from operating activities	$169.7	$180.4	$78.9	$111.9	$123.4
Free Cash Flow(1)	$86.6	$105.9	$34.6	$42.3	$57.7
Adjusted Free Cash Flow(1)	$86.6	$127.6	$34.6	$42.3	$57.7

(1)

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

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Adjusted EBITDA
Net income (loss)	$44.4	$(15.1)	$(14.0)	$(52.4)	$(40.6)
Plus:
Interest expense, net	72.5	97.8	73.7	94.7	89.6
Income tax expense (benefit)	12.8	(66.2)	(9.2)	(32.5)	(27.1)
Depreciation expense	80.1	75.3	56.5	79.3	74.2
Amortization expense	56.3	104.9	92.9	131.6	139.3
Establish public company financial reporting compliance (a)	4.8	4.1	0.8	5.5	—
Business transformation and integration costs (b)	17.5	25.5	10.8	24.1	30.2
Expenses related to initial public offering (c)	1.0	6.8	—	—	—
Debt extinguishment (d)	—	25.1	—	—	—
Equity-based compensation (e)	15.7	28.8	3.8	2.8	3.9
Management fees (f)	—	13.1	1.9	2.7	2.1
Adjusted EBITDA	$305.1	$300.1	$217.2	$255.7	$271.6
Adjusted Net Income
Net income (loss)	$44.4	$(15.1)	$(14.0)	$(52.4)	$(40.6)
Plus:
Amortization expense	56.3	104.9	92.9	131.6	139.3
Establish public company financial reporting compliance (a)	4.8	4.1	0.8	5.5	—
Business transformation and integration costs (b)	17.5	25.5	10.8	24.1	30.2
Expenses related to initial public offering (c)	1.0	6.8	—	—	—
Debt extinguishment (d)	—	25.1	—	—	—
Equity-based compensation (e)	15.7	28.8	3.8	2.8	3.9
Management fees (f)	—	13.1	1.9	2.7	2.1
Income tax adjustment (g)	(21.7)	(103.1)	(40.8)	(65.7)	(73.8)
Adjusted Net Income	$118.0	$90.0	$55.5	$48.6	$61.1
Free Cash Flow and Adjusted Free Cash Flow
Cash flows from operating activities	$169.7	$180.4	$78.9	$111.9	$123.4
Minus:
Capital expenditures	89.9	86.4	50.6	75.6	71.3
Plus:
Proceeds from sale of property and equipment	6.8	12.0	6.3	6.0	5.6
Free Cash Flow	$86.6	$105.9	$34.6	$42.3	$57.7
Plus:
ValleyCrest land and building acquisition (h)	—	21.6	—	—	—
Adjusted Free Cash Flow	$86.6	$127.6	$34.6	$42.3	$57.7

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) and other miscellaneous costs.

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) vehicle fleet rebranding costs; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions)*	2019	2018	2017	2016	2015
Severance and related costs	$3.0	$5.7	$0.8	$13.1	$7.0
Rebranding of vehicle fleet	0.5	12.5	6.3	—	—
Business integration	8.2	1.7	—	4.0	23.2
IT infrastructure transformation and other	5.8	5.5	3.7	7.0	—
Business transformation and integration costs	$17.5	$25.5	$10.8	$24.1	$30.2

(*) Amounts may not total due to rounding.

(c)	Represents transaction related expenses incurred in connection with the IPO and subsequent registration statements.
(d)	Represents losses on the extinguishment of debt.
(e)	Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $19.6 million related to the IPO in the fiscal year ended September 30, 2018.
(f)	Represents fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of the IPO.
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

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Tax impact of pre-tax income adjustments	$19.8	$59.6	$39.0	$66.1	$73.7
Discrete tax items	1.9	43.5	1.8	(0.4)	0.1
Income tax adjustment	$21.7	$103.1	$40.8	$65.7	$73.8

(h)	Represents the acquisition of legacy ValleyCrest land and buildings in October 2017.

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues more than 10 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 220 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

Our Segments

We report our results of operations through two reportable segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 32 U.S. states, and, through our qualified service partner network, we are able to efficiently provide nationwide coverage in all 50 U.S. states and Puerto Rico.

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

Components of Our Revenues and Expenses

Net Service Revenues

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient, defined within Note 4 “Revenue” to our audited consolidated financial statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services. When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed. Fees for enhancement services are typically billed as the services are performed.

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

Interest Expense

Interest expense relates primarily to our long term debt. See Note 10 “Long-term Debt” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K.

Income Tax (Expense) Benefit

The expense for income taxes includes U.S. federal, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax credits and certain nondeductible expenses. Our effective tax rate may vary from quarter to quarter based on recurring and nonrecurring factors including, but not limited to the geographical distribution of our pre-tax earnings, changes in the tax rates of different jurisdictions, the availability of tax credits and nondeductible items. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the period of the change.

In addition, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act reduced the U.S. corporate income tax rate from 35% to 21%. As a result of the enactment, our corporate tax rate for fiscal 2019 is 21%. Based on the applicable tax rates and number of days in fiscal 2018 before and after the 2017 Tax Act, we had a 2018 blended corporate tax rate of 24.5% for fiscal 2018.

Other (Expense) Income

Other (expense) income consists primarily of losses on debt extinguishment as well as investment gains and losses related to deferred compensation.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. Since October 1, 2018, we have acquired six businesses with approximately $83.1 million of aggregate annualized revenue, for aggregate consideration of $64.0 million, net of cash. We anticipate incurring integration related costs in respect of these acquisitions of $5.1 million, of which $2.5 million had been incurred as of September 30, 2019, with the remainder to be incurred in fiscal 2020. Additionally, we incurred $5.7 million of integration costs during fiscal 2019 related to acquisitions completed prior to fiscal 2019.  While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of fleet and uniform rebranding, and to a lesser extent, other administrative costs associated with training employees and transitioning from legacy accounting and IT systems. We typically anticipate integration costs to represent approximately 4%-5% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

Equity-based Compensation

Prior to the IPO, the Company had a Management Equity Incentive Plan, (the “Plan”), under which Parent L.P. awarded Class A Units and/or Class B Units to our employees and members of our Board of Directors. Many of our outstanding equity-based compensation awards granted to our employees vest upon a service condition and certain performance criteria of the Company, while some outstanding awards were also eligible to vest upon a liquidity event, including an initial public offering. In connection with the IPO, we recorded $1.5 million of equity-based compensation expense as a result of such vesting. The Class B Units held by current and former employees were cancelled in connection with the IPO and we issued shares of common stock (a portion of which was restricted stock subject to vesting) and stock options in respect of such Class B Units at the time of the IPO (the “Class B Equity Conversion”). In addition, we issued shares of common stock (all of which was restricted stock, vesting ratably on an annual basis over a three-year period, commencing on the first anniversary of the grant date) and stock options that were granted to certain officers and employees in connection with the IPO (the “IPO Equity Grant”). The issuance of stock options (i) in connection with the Class B Equity Conversion, is expected to result in $37.9 million of equity-based compensation expense after estimated forfeitures, of which $11.4 million was recognized immediately upon issuance, $5.2 million of expense was recognized in the fourth quarter of fiscal 2018, and the remainder of which we expect to recognize in future periods, and (ii) in connection with the IPO Equity Grant, is expected to result in $16.3 million of equity-based compensation expense after estimated forfeitures, of which we recognized $1.5 million in the fourth quarter of fiscal 2018 and the remainder of which we expect to recognize in future periods. Furthermore, we expect equity-based compensation expense to be higher in the future as our awards will be expensed over the requisite service and performance period. See Note 14 “Equity-Based Compensation” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information about our equity-based compensation plans.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. We changed our fiscal year end from December 31 to September 30, effective September 30, 2017. The change aligns the fiscal year end with the seasonal business cycle of our industry. For discussion around results of operations for the nine months ended September 30, 2017 and for a comparison of our results for the fiscal year ended September 30, 2018 and twelve months ended September 30, 2017 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2018, filed with the SEC on November 28, 2018.

	Fiscal Year Ended September 30,
(In millions)	2019	2018
Net service revenues	$2,404.6	$2,353.6
Cost of services provided	1,766.4	1,727.5
Gross profit	638.2	626.1
Selling, general and administrative expense	452.2	481.2
Amortization expense	56.3	104.9
Income from operations	129.7	40.0
Other (expense) income	—	(23.5)
Interest expense	72.5	97.8
Income (loss) before income taxes	57.2	(81.3)
Income tax (expense) benefit	(12.8)	66.2
Net income (loss)	$44.4	$(15.1)
Adjusted EBITDA(1)	$305.1	$300.1
Adjusted Net Income (1)	$118.0	$90.0
Cash flows from operating activities	$169.7	$180.4
Free Cash Flow(1)	$86.6	$105.9
Adjusted Free Cash Flow(1)	$86.6	$127.6

(1)	See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal Year Ended September 30, 2019 compared to Fiscal Year Ended September 30, 2018

Net Service Revenues

Net service revenues for the fiscal year ended September 30, 2019 increased $51.0 million, or 2.2%, to $2,404.6 million, from $2,353.6 million in the 2018 period. The increase was driven by increases in Maintenance Services revenues of $38.6 million and Development Services revenues of $12.1 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the fiscal year ended September 30, 2019 increased $12.1 million, or 1.9%, to $638.2 million, from $626.1 million in the 2018 period driven by the incremental revenues, described above. Gross margin decreased 10 basis points from 26.6% in the 2018 period to 26.5% for the fiscal year ended September 30, 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense for the fiscal year ended September 30, 2019 decreased $29.0 million, or 6.0%, to $452.2 million, from $481.2 million in the 2018 period. The decrease was driven by the absence of costs incurred as a result of the IPO in fiscal 2018 of $36.9 million (inclusive of $19.6 million of IPO-related equity-based compensation expense, $6.8 million of direct IPO costs, and $10.5 million of management fees relating to a Monitoring Agreement terminated upon completion of the IPO) as well as a $12.0 million decrease in costs in fiscal 2019 as a result of our fleet rebranding initiative completed in the 2018 period. The decrease was offset by a $6.5 million increase in business integration costs, a $6.5 million increase in equity-based compensation due to additional grants throughout the fiscal 2019 period and a $4.9 million increase related to overhead and facilities expenses. As a percentage of revenue, selling, general and administrative expense decreased to 18.8% compared with 20.4% in the 2018 period.

Amortization Expense

Amortization expense for the fiscal year ended September 30, 2019 decreased $48.6 million, or 46.3%, to $56.3 million, from $104.9 million in the 2018 period. The decrease was principally due to a decrease of $52.8 million in the amortization of intangible assets recognized in connection with the KKR Acquisition and the acquisition of ValleyCrest in 2014 due to the substantial completion in the 2018 period of amortization of the related trademarks, partially offset by an increase in amortization expense for intangible assets recognized in connection with acquisitions completed subsequent to 2017 of $4.2 million.

Other Income (Expense)

Other income was $0.0 million for the fiscal year ended September 30, 2019 compared to $23.5 million of expense in the 2018 period. The expense in the 2018 period was primarily due to losses on debt extinguishment of $25.1 million from accelerated amortization of deferred financing fees and original issue discount in connection with our term loan repayments during the fourth quarter of fiscal 2018.

Interest Expense

Interest expense for the fiscal year ended September 30, 2019 decreased $25.3 million, or 25.9%, to $72.5 million, from $97.8 million in the 2018 period. The decrease was driven by an overall reduction in debt due to term loan repayments made during the fourth quarter of fiscal 2018 in connection with the IPO, partially offset by a higher weighted average interest rate on our term loans in the 2019 period of 4.90% compared to 4.60% in the 2018 period driven by the impact of our interest rate swaps.

Income Tax (Expense) Benefit

Income tax expense for the fiscal year ended September 30, 2019 increased $79.0 million, or 119.3%, to a tax expense of $12.8 million, from a tax benefit of $66.2 million in the 2018 period. The increase in tax expense was due to the increase of $138.5 million of Income before income taxes which generated an increase of $34.6 million of tax expense, as well as the revaluation of ending net deferred tax liabilities at December 31, 2017 attributable to the 2017 Tax Act which resulted in a $43.4 million tax benefit in the fiscal year ended September 30, 2018.

Net Income (Loss)

For the fiscal year ended September 30, 2019, net income increased $59.5 million, to $44.4 million, from a net loss of $15.1 million in the 2018 period. The increase was primarily due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA increased $5.0 million for the fiscal year ended September 30, 2019, to $305.1 million, from $300.1 million in the 2018 period. Adjusted EBITDA as a percent of revenue was 12.7% and 12.8% for the fiscal year ended September 30, 2019 and 2018, respectively. The increase in Adjusted EBITDA was principally driven by an increase in Development Services Segment Adjusted EBITDA of $3.0 million, or 3.8%, as well as a decrease in corporate expenses of $9.8 million, partially offset by a decrease of $7.8 million, or 2.7%, in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the fiscal year ended September 30, 2019 increased $28.0 million, to $118.0 million, from $90.0 million in the 2018 period. The increase was primarily due to higher income from operations and the decrease from interest expense, each as discussed above.

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

Segment Results for the Fiscal Years Ended September 30, 2019 and 2018

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$1,813.4	$1,774.8	2.2%
Segment Adjusted EBITDA	$282.0	$289.8	(2.7)%
Segment Adjusted EBITDA Margin	15.6%	16.3%	(70	) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the fiscal year ended September 30, 2019 increased by $38.6 million, or 2.2%, compared to the 2018 period. Revenues from landscape maintenance services were $1,568.3 million for the fiscal year ended September 30, 2019, an increase of $45.8 million over the 2018 period and revenues from snow removal services were $245.1 million, a decrease of $7.2 million over the 2018 period. The increase in landscape maintenance services was driven by an $89.8 million revenue contribution from acquired businesses coupled with growth in underlying commercial landscaping of $8.6 million.  This increase was partially offset by the absence of hurricane clean up services revenue in the fiscal year ended September 30, 2019, compared with  $17.5 million of revenue from hurricanes Irma and Maria in the 2018 period, and a $35.2 million decrease in revenue as a result of our managed exit strategy related to underperforming contracts.  The decrease in snow removal services was primarily attributable to a decreased frequency of snowfall events, the volume of snowfall per event and the lower relative snowfall in the fiscal year ended September 30, 2019 (snowfall for the fiscal years ended September 30, 2019 and 2018 was 86.3 % and 87.1%, respectively, of the historical 10-year average for that twelve-month period). This was partially offset by a $1.9 million snow removal services revenue contribution from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2019 decreased $7.8 million, to $282.0 million, compared to $289.8 million in the 2018 period principally driven by a decrease in Segment Adjusted EBITDA Margin of 70 basis points, to 15.6% in the fiscal year ended September 30, 2019 from 16.3% in the 2018 period.  The decrease in Segment Adjusted EBITDA margin was due to the comparison with hurricane clean-up services, which typically contribute a higher gross margin compared with other landscape maintenance services, coupled with unfavorable weather conditions resulting in lower margins on ancillary services and snow removal services.  The decrease was partially offset by more profitable contract maintenance revenue, the elimination of lower margin accounts as a result of our managed exit strategy relating to underperforming contracts, and lower sales, general and administrative expenses as a percentage of revenue.

Development Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$595.4	$583.3	2.1%
Segment Adjusted EBITDA	$81.7	$78.7	3.8%
Segment Adjusted EBITDA Margin	13.7%	13.5%	20	bps

Development Services Net Service Revenues

Development Services net service revenues for the fiscal year ended September 30, 2019 increased $12.1 million, or 2.1%, compared to the 2018 period. The increase in development services revenues was driven by the commencement of work on new projects coupled with incremental revenue of $6.1 million related to development projects from the Maintenance Services acquisitions.  The increase was partially offset by the completion of certain large projects in the prior fiscal period.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2019 increased $3.0 million, to $81.7 million, compared to $78.7 million in the 2018 period. The increase in Segment Adjusted EBITDA was primarily due to the increase in net service revenues described above and a more profitable project mix.  Segment Adjusted EBITDA Margin increased 20 basis points to 13.7% in the fiscal year ended September 30, 2019 from 13.5% in the 2018 period.

Non-GAAP Financial Measures

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow and Adjusted Free Cash Flow.

	Fiscal Year Ended September 30,
(in millions)	2019	2018
Adjusted EBITDA
Net income (loss)	$44.4	$(15.1)
Plus:
Interest expense, net	72.5	97.8
Income tax expense (benefit)	12.8	(66.2)
Depreciation expense	80.1	75.3
Amortization expense	56.3	104.9
Establish public company financial reporting compliance (a)	4.8	4.1
Business transformation and integration costs (b)	17.5	25.5
Expenses related to initial public offering (c)	1.0	6.8
Debt extinguishment (d)	—	25.1
Equity-based compensation (e)	15.7	28.8
Management fees (f)	—	13.1
Adjusted EBITDA	$305.1	$300.1
Adjusted Net Income
Net income (loss)	44.4	$(15.1)
Plus:
Amortization expense	56.3	104.9
Establish public company financial reporting compliance (a)	4.8	4.1
Business transformation and integration costs (b)	17.5	25.5
Expenses related to initial public offering (c)	1.0	6.8
Debt extinguishment (d)	—	25.1
Equity-based compensation (e)	15.7	28.8
Management fees (f)	—	13.1
Income tax adjustment (g)	(21.7)	(103.1)
Adjusted Net Income	$118.0	$90.0
Free Cash Flow and Adjusted Free Cash Flow
Cash flows from operating activities	$169.7	$180.4
Minus:
Capital expenditures	89.9	86.4
Plus:
Proceeds from sale of property and equipment	6.8	12.0
Free Cash Flow	$86.6	$105.9
Plus:
ValleyCrest land and building acquisition (h)	—	21.6
Adjusted Free Cash Flow	$86.6	$127.6

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the revenue recognition standard (ASC 606 – Revenue from Contracts with Customers), and other miscellaneous costs.

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) vehicle fleet rebranding costs; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

	Fiscal Year Ended September 30,
(in millions)	2019	2018
Severance and related costs	$3.0	$5.7
Rebranding of vehicle fleet	0.5	12.5
Business integration	8.2	1.7
IT infrastructure transformation and other	5.8	5.5
Business transformation and integration costs	$17.5	$25.5

(c)	Represents transaction related expenses incurred in connection with the IPO and subsequent registration statements.
(d)	Represents losses on the extinguishment of debt.
(e)	Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $19.6 million related to the IPO in the fiscal year ended September 30, 2018.
(f)	Represents fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of the IPO.
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

	Fiscal Year Ended September 30,
(in millions)	2019	2018
Tax impact of pre-tax income adjustments	$19.8	$59.6
Discrete tax items	1.9	43.5
Income tax adjustment	$21.7	$103.1

(h)	Represents the acquisition of legacy ValleyCrest land and buildings in October 2017.

Unaudited Quarterly Results of Operations

The following table sets forth our historical quarterly results of operations as well as certain operating data for each of our most recent eight fiscal quarters. This unaudited quarterly information (other than Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share, Free Cash Flow and Adjusted Free Cash Flow) has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Form 10-K, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Three Months Ended
(In millions, except per share data)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Net service revenues	$624.8	$657.2	$596.6	$526.0	$581.8	$630.3	$590.4	$551.1
Cost of services provided	453.1	468.6	450.6	394.1	416.1	454.8	448.1	408.5
Gross profit	171.7	188.6	146.1	131.9	165.7	175.6	142.2	142.6
Selling, general and administrative expense	108.8	114.0	119.4	110.1	124.3	119.2	117.8	119.8
Amortization expense	13.4	13.9	13.8	15.1	15.3	29.2	29.3	31.0
Income (loss) from operations	49.5	60.7	12.8	6.6	26.0	27.1	(4.9)	(8.3)
Other income (expense)	—	0.4	1.2	(1.5)	(24.8)	0.3	—	1.0
Interest expense	18.1	18.4	18.9	17.1	20.3	27.5	25.1	24.9
Income (loss) before income taxes	31.4	42.7	(4.9)	(12.0)	(19.0)	(0.2)	(29.9)	(32.2)
Income tax (expense) benefit	(6.3)	(11.0)	1.3	3.1	8.1	(1.2)	7.9	51.5
Net income (loss)	$25.1	$31.7	$(3.6)	$(8.8)	$(10.9)	$(1.4)	$(22.1)	$19.3
Earnings (loss) per share:
Basic	$0.24	$0.31	$(0.04)	$(0.09)	$(0.11)	$(0.02)	$(0.29)	$0.25
Diluted	$0.24	$0.31	$(0.04)	$(0.09)	$(0.11)	$(0.02)	$(0.29)	$0.25
Adjusted EBITDA(1)	$91.9	$101.9	$61.1	$50.1	$84.2	$97.8	$51.6	$66.4
Adjusted Net Income (1)	$45.0	$47.0	$15.6	$10.4	$35.8	$33.2	$7.6	$13.4
Adjusted Earnings per Share(1)	$0.44	$0.46	$0.15	$0.10	$0.35	$0.43	$0.10	$0.17
Cash flows from (used in) operating activities	$60.5	$44.5	$58.3	$6.4	$56.7	$44.5	$(3.3)	$82.5
Free Cash Flow(1)	$47.8	$13.7	$34.2	$(9.1)	$50.1	$19.3	$(16.8)	$53.4
Adjusted Free Cash Flow(1)	$47.8	$13.7	$34.2	$(9.1)	$50.1	$19.3	$(16.8)	$75.0

(1)

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Free Cash Flow and Adjusted Free Cash Flow. Adjusted EPS is defined as Adjusted Net Income (shown below) divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS and presented in Note 17 “Earnings (Loss) Per Share of Common Stock”.

	Three Months Ended
(In millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Adjusted EBITDA
Net income (loss)	$25.1	$31.7	$(3.6)	$(8.8)	$(10.9)	$(1.4)	$(22.1)	$19.3
Plus:
Interest expense, net	18.1	18.4	18.9	17.1	20.3	27.5	25.1	24.9
Income tax (benefit) provision	6.3	11.0	(1.3)	(3.1)	(8.1)	1.2	(7.9)	(51.5)
Depreciation expense	18.3	20.9	21.7	19.3	18.7	17.8	17.7	21.1
Amortization expense	13.4	13.9	13.8	15.1	15.3	29.2	29.3	31.0
Establish public company financial reporting compliance (a)	1.9	1.1	1.3	0.4	0.8	0.6	0.2	2.6
Business transformation and integration costs (b)	4.0	4.4	4.7	4.2	4.0	2.5	2.1	16.8
Expenses related to initial public offering (c)	0.9	0.1	—	—	—	4.7	2.1	—
Debt extinguishment (d)	—	—	—	—	25.1	—	—	—
Equity-based compensation (e)	3.9	0.3	5.6	5.9	8.0	15.0	4.3	1.5
Management fees (f)	—	—	—	—	11.0	0.7	0.7	0.6
Adjusted EBITDA	$91.9	$101.9	$61.1	$50.1	$84.2	$97.8	$51.6	$66.4
Adjusted Net Income
Net income (loss)	$25.1	$31.7	$(3.6)	$(8.8)	$(10.9)	$(1.4)	$(22.1)	$19.3
Plus:
Amortization expense	13.4	13.9	13.8	15.1	15.3	29.2	29.3	31.0
Establish public company financial reporting compliance (a)	1.9	1.1	1.3	0.4	0.8	0.6	0.2	2.6
Business transformation and integration costs (b)	4.0	4.4	4.7	4.2	4.0	2.5	2.1	16.8
Expenses related to initial public offering (c)	0.9	0.1	—	—	—	4.7	2.1	—
Debt extinguishment (d)	—	—	—	—	25.1	—	—	—
Equity-based compensation (e)	3.9	0.3	5.6	5.9	8.0	15.0	4.3	1.5
Management fees (f)	—	—	—	—	11.0	0.7	0.7	0.6
Income tax adjustment (g)	(4.2)	(4.5)	(6.2)	(6.4)	(17.5)	(18.1)	(9.1)	(58.6)
Adjusted Net Income	$45.0	$47.0	$15.6	$10.4	$35.8	$33.2	$7.6	$13.4
Free Cash Flow and Adjusted Free Cash Flow
Cash flows from (used in) operating activities	$60.5	$44.5	$58.3	$6.4	$56.7	$44.5	$(3.3)	$82.5
Minus:
Capital expenditures	12.7	34.6	25.3	17.3	14.7	27.6	14.3	29.8
Plus:
Proceeds from sale of property and equipment	—	3.8	1.2	1.8	8.0	2.4	0.8	0.7
Free Cash Flow	$47.8	$13.7	$34.2	$(9.1)	$50.1	$19.3	$(16.8)	$53.4
Plus:
ValleyCrest land and building acquisition (h)	—	—	—	—	—	—	—	21.6
Adjusted Free Cash Flow	$47.8	$13.7	$34.2	$(9.1)	$50.1	$19.3	$(16.8)	$75.0

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the revenue recognition standard (ASC 606 – Revenue from Contracts with Customers), and other miscellaneous costs..

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) vehicle fleet rebranding costs; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

	Three Months Ended
(In millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Severance and related costs	$1.0	$0.4	$1.0	$0.5	$2.5	$1.1	$(0.4)	$2.6
Rebranding of vehicle fleet	0.1	0.1	0.1	0.3	0.1	0.4	1.9	10.2
Business integration	1.5	3.0	2.7	1.1	1.3	0.2	0.2	—
IT infrastructure transformation and other	1.4	0.9	0.9	2.3	0.1	0.8	0.4	4.0
Business transformation and integration costs	$4.0	$4.4	$4.7	$4.2	$4.0	$2.5	$2.1	$16.8

(c)	Represents transaction related expenses incurred in connection with the IPO and subsequent registration statements.
(d)	Represents losses on the extinguishment of debt.
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

	Three Months Ended
(in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Tax impact of pre-tax income adjustments	$3.4	$4.5	$6.1	$5.8	$16.1	$17.7	$7.9	$18.1
Discrete tax items	0.8	—	0.1	0.6	1.4	0.4	1.2	40.5
Income tax adjustment	$4.2	$4.5	$6.2	$6.4	$17.5	$18.1	$9.1	$58.6

(h)	Represents the acquisition of legacy ValleyCrest land and buildings in October 2017.

Our operations and strategic objectives require continuing investment. Our resources include cash generated from operations and borrowings under long-term debt agreements.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement (as defined below) and the Receivables Financing Agreement (as defined below). Our principal uses of cash are to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

As discussed in Note 1 “Business” in the Notes to the audited consolidated financial statements include in Part II. Item 8 of this Form 10-K, we completed an IPO in July 2018 and in conjunction with and following such IPO we repaid approximately $501.1 million of outstanding indebtedness.

Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility under the Credit Agreement and the Receivables Financing Agreement (each as defined below), will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the next twelve months.

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30,	September 30,
(In millions)	2019	2018
Cash and cash equivalents	$39.1	$35.2
Short-term borrowings and current maturities of long-term debt	$10.4	$13.0
Long-term debt	$1,134.2	$1,141.3
Total debt	$1,144.6	$1,154.3

The Company is party to a credit agreement dated December 18, 2013 (as amended, the “Credit Agreement”), a five-year revolving credit facility that matures on August 15, 2023 (the “Revolving Credit Facility”) and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”). See “Description of Indebtedness”.

We can increase the borrowing availability under the Credit Agreement or increase the term loans outstanding under the Credit Agreement by up to $303.0 million, in the aggregate, in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans under the Credit Agreement, or in the form of other indebtedness in lieu thereof, plus an additional amount so long as we do not exceed a specified first lien secured leverage ratio. We can incur such additional secured or other unsecured indebtedness under the Credit Agreement if certain specified conditions are met. Our liquidity requirements are significant primarily due to debt service requirements. See Note 10 “Long-term Debt” to our audited consolidated financial statements included elsewhere in Part II. Item 8 of this Form 10-K.

On July 17, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. In the event that LIBOR is phased out at such time, as is currently expected, the Credit Agreement and the Receivables Financing Agreement each provide that the Company and the applicable administrative agent may amend such Credit Agreement or Receivables Financing Agreement, as applicable, to replace the LIBOR definition with a successor rate based on prevailing market convention, subject to notifying the lending syndicate of such change and not receiving within 5 business days of such notification written objections to such replacement rate from (i) with respect to the Receivables Financing Agreement, lenders holding at least a majority of the aggregate principal amount of commitments then outstanding thereunder or (ii) with respect to any class of loans under the Credit Agreement, lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding in such class. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Fiscal Year Ended September 30,
(In millions)	2019	2018
Operating activities	$169.7	$180.4
Investing activities	$(145.5)	$(179.3)
Financing activities	$(20.3)	$21.3
Free Cash Flow (1)	$86.6	$105.9
Adjusted Free Cash Flow (1)	$86.6	$127.6

(1)	See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended September 30, 2019 decreased $10.7 million, to $169.7 million, from $180.4 million in the 2018 period. This decrease was primarily due to an increase in accounts receivable due to the timing of collections coupled with a decrease in unbilled and deferred revenue, partially offset by a decrease in prepaid income taxes and increases in accounts payable and accrued expenses.

Cash Flows used in Investing Activities

Net cash used in investing activities was $145.5 million in the fiscal year ended September 30, 2019, a decrease in the use of cash of $33.8 million compared to $179.3 million for the 2018 period. Cash used in investing activities included cash paid for acquisitions for the fiscal year ended September 30, 2019 of $64.0 million compared to $104.4 million in the 2018 period. The decrease in cash paid for acquisitions was partially offset by capital expenditures which increased 4.1%, or $3.5 million year over year coupled with a decrease in proceeds from sale of property and equipment of $5.2 million in the 2019 period compared to the 2018 period.

Cash Flows provided by (used in) Financing Activities

Net cash flows used in financing activities of $20.3 million for the fiscal year ended September 30, 2019 consisted of scheduled and voluntary principal payments on long-term borrowings of $143.0 million and repayments of capital lease obligations of $5.8 million, offset by net proceeds from our Receivables Financing Agreement of $120.0 million and net proceeds from our Revolving Credit Facility of $10.0 million.

Net cash provided by financing activities of $21.3 million for the fiscal year ended September 30, 2018 consisted primarily of proceeds from our Term Loan of $1,016.9 million, net of financing fees, offset by payoff of long-term borrowings of $1,662.6 million. Further contributing to the change was cash provided by the issuance of common stock of $501.3 million, net of share issuance costs, offset by repayments of capital lease obligations of $6.3 million and repurchases of common stock of $2.9 million.

Free Cash Flow and Adjusted Free Cash Flow

Free Cash Flow decreased $19.3 million to $86.6 million for the fiscal year ended September 30, 2019 from $105.9 million in the 2018 period. The decrease in Free Cash Flow was due to a decrease in cash flows from operating activities of $10.7 million, an increase in capital expenditures of $3.5 million, as well as a decrease in proceeds from sale of property and equipment of $5.2 million each as described above. Adjusted Free Cash Flow decreased $41.0 million to $86.6 million for the fiscal year ended September 30, 2019 from $127.6 million in the 2018 period. The decrease in Adjusted Free Cash Flow was due to a decrease in cash flows from operating activities of $10.7 million and an increase in capital expenditures of $25.1 million (exclusive of $21.6 million related to the acquisition of legacy ValleyCrest land and buildings in the 2018 period), as well as a decrease in the proceeds from sale of property and equipment of $5.2 million.

Working Capital

(In millions)	September 30, 2019	September 30, 2018
Net Working Capital:
Current assets	$551.4	$531.2
Less: Current liabilities	332.7	331.5
Net working capital	$218.7	$199.7

Net working capital is defined as current assets less current liabilities. Net working capital increased $19.0 million, to $218.7 million, at September 30, 2019, from $199.7 million at September 30, 2018, primarily driven by an increase in accounts receivable, net of $16.6 million.

Description of Indebtedness

Series B Term Loan due 2025

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amendment”). The Credit Agreement was amended to provide for: (i) a $1,037 million seven-year term loan (the “Series B Term Loan”) and (ii) a $260 million five-year revolving credit facility.  The Series B Term Loan matures on August 15, 2025 and bears interest at a rate per annum of LIBOR, plus 2.5%. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 million was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt resulting in an effective yield of 2.5%.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as accelerated principal payments. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2019, September 30, 2018, and September 30, 2017.

Revolving credit facility

The Company’s five-year $260 million Revolving Credit Facility matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.50% to 2.00%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210 million revolving credit facility under the Credit Agreement.  The Company had no outstanding balance under either facility as of September 30, 2019 and September 30, 2018. There is a quarterly commitment fee equal to either 1⁄2 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s leverage ratio. The Company had $94.1 million and $77.3 million of letters of credits issued and outstanding as of September 30, 2019 and September 30, 2018, respectively. The interest rates on the Revolving Credit Facility and previous revolving credit facility were 2.5%, 2.5%, and 3.0% for the years ended September 30, 2019, September 30, 2018, and September 30, 2017, respectively.

In May 2018, the Company borrowed $55 million against the previous revolving credit facility and in July 2018 this was fully repaid with the IPO proceeds. In July 2018, the Company borrowed an additional $5 million against the previous revolving credit facility and this was repaid in August 2018. During the fiscal year ended September 30, 2019, the Company borrowed and fully repaid $10 million against the revolving credit facility.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into the Receivables Financing Agreement. The Receivables Financing Agreement provides a borrowing capacity of $175 million through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the “Amendment Agreement”) which increased the borrowing capacity to $200 million and extended the term through February 20, 2022. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the Accounts receivables and Unbilled revenue of the Company. During the year ended September 30, 2019, the Company borrowed $120 million and voluntarily repaid $120 million under the Receivables Financing Agreement.

For additional information on our material indebtedness, including our First Lien Term Loans, Second Lien Term Loans, Series B Term Loans and Revolving Credit Facility and our outstanding borrowings under the Receivables Financing Agreement, see “Note 10 “Long-term Debt” in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of September 30, 2019, September 30, 2018, and September 30, 2017, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Contractual Obligations and Commercial Commitments

The following table summarizes our future minimum payments for all contractual obligations and commercial commitments for years subsequent to September 30, 2019:

(In millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long term debt(1)	$1,164.0	$10.4	$160.8	$992.8	$—
Estimated interest payments(2)	256.0	66.3	96.3	93.4	—
Capital leases(3)	9.7	5.6	3.9	0.2	—
Operating leases(4)	85.0	21.7	30.2	16.8	16.3
Purchase obligations(5)	13.2	10.1	3.1	—	—
Total obligations and commitments	$1,527.9	$114.1	$294.3	$1,103.2	$16.3

(1)

Includes the scheduled maturities of long term debt, which do not include any estimated excess cash flow payments. See Note 10 “Long-term Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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
(5)

Purchase obligations include commitments for various products and services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of September 30, 2019. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they involve significant judgments and uncertainties. Management believes that the application of these policies on a consistent basis enables us to provide the users of the consolidated financial statements with useful and reliable information about our operating results and financial condition. Certain of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effect based on information available as of the date of these consolidated financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, intangibles and long-lived assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increase in tax liabilities, among other effects. Also see Note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Form 10-K, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Acquisitions

From time to time we enter into strategic acquisitions in an effort to better service existing customers and to attain new customers. When we acquire a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, we apply the acquisition method described in ASC Topic 805, Business Combinations. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition forward.

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

Goodwill is allocated to, and evaluated for impairment at, our four identified reporting units. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit’s net assets to the fair value of the reporting unit. The Company determined fair values of each of the reporting units using a combination of the income and market multiple approaches. The estimates used in each approach include significant management assumptions, including long-term future growth rates, operating margins and future economic and market conditions. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, the excess of the carrying value over the fair value is recorded as an impairment loss, the amount of which not to exceed the total amount of goodwill allocated to the reporting unit.

Our methodology for estimating the fair value of our reporting units utilizes the income approach based on the present value of future cash flows. The principal assumptions utilized in our valuation methodology include revenue growth rates, operating margin rates and discount rates. There can be no assurance that our estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. We believe the current assumptions and estimates utilized are both reasonable and appropriate. Based on our most recent analysis as of July 1, 2019, the fair values significantly exceed the carrying value of the reporting units, and therefore there were no indications of impairment.

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

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient, defined within Note 4 “Revenue” to our audited consolidated financial statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services. When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed. Fees for enhancement services are typically billed as the services are performed.

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

Prior to our IPO, our stock price was calculated based on a combination of the income and market multiple approaches. Under the income approach, specifically the discounted cash flow method, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by management and a terminal value for the residual period beyond the discrete forecast, which are discounted at an appropriate rate to estimate our enterprise value. Under the market multiple approach, specifically the guideline public company methods, we selected publicly traded companies with similar financial and operating characteristics as us and calculated valuation multiples based on the guideline public company’s financial information and market data. Subsequent to the IPO, the estimation of our stock price is no longer necessary as we rely on the market price to determine the market value of our common stock. For additional information related to the assumptions used, see Note 14 “Equity-Based Compensation” to our audited consolidated financial statements included elsewhere in Part II. Item 8 of this Form 10-K.

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

The Company concluded that is has substantially similar performance obligations under the amended guidance as compared with deliverables previously recognized.  Additionally, the Company made policy elections within the amended standards that are consistent with current accounting policies. The adoption of ASU 2014-09 had an immaterial impact on the timing of revenue recognition and did not have a significant impact on the Company’s consolidated financial statements.  The Company recognized the cumulative effect of adopting the new standard as an adjustment to the opening balance of retained earnings resulting in an increase in the Accumulated deficit of $1.1 million. The additional revenue recognition disclosures required by the amended standard are presented in Note 4 “Revenue”. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the consolidated financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively.   The Company adopted the guidance in the first quarter of fiscal 2019.  The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The updated accounting guidance requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability with the exception of short-term leases. For income statement purposes, the criteria for recognition, measurement and presentation of expense is largely similar to previous guidance, but without the requirement to use bright-line tests in the determination of lease classification. The provisions of ASU 2016-02 are effective for the Company’s fiscal year beginning October 1, 2019 and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which allows entities the option to adopt this standard using the modified retrospective transition method and include required disclosures for prior period. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the consolidated financial statements in periods prior to adoption.

The Company plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Company to carry forward the historical lease classification.  The Company is in the process of implementing system, control and process changes to capture lease data necessary to apply the new standard.  The Company plans to adopt the standard using the modified retrospective transition method, in accordance with ASU No. 2018-11.

The Company expects to recognize a material increase in total assets and total liabilities resulting from the recognition of right-of-use assets and the related lease liabilities, initially measured at the present value of future operating lease payments, of approximately $70 and $80 million respectively, as of October 1, 2019. The Company’s capital lease assets, which are disclosed in Note 7 “Property and Equipment”, and liabilities, which are disclosed in Note 13 “Leases”, remain largely unchanged under the lease accounting standard. Although adoption of the standard will require the Company to provide additional disclosures in the consolidated financial statements and notes, the Company does not expect the standard will have a material impact on its results of operations or liquidity. The Company does not expect the guidance to have a material impact on its debt covenant compliance.

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

As of September 30, 2019, we had variable rate debt outstanding of $1.16 billion at a current weighted average interest rate of 4.84%, substantially all of which was incurred under our Senior Secured Credit Facilities and the Receivables Financing Agreement. Each of these loans bears interest based on LIBOR plus a spread.

We use interest rate swaps to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted LIBOR-based interest payments. At September 30, 2019, we were a fixed rate payer on three fixed-floating interest rate swap contracts that effectively fixed the LIBOR-based index used to determine the interest rates charged on our LIBOR-based variable rate borrowings. See Note 11 “Fair Value Measurements and Derivative Instruments” to our audited consolidated financial statements included elsewhere in this Form 10-K.

A 100 basis point increase in interest rates on our variable rate debt would increase our fiscal 2019 interest expense by approximately $11.7 million. A 100 basis point decrease in interest rates on our variable rate debt would decrease our fiscal 2019 interest expense by approximately $1.4 million. Actual interest rates could change significantly more than 100 bps.

Commodity Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet and mowers in the delivery of services to our customers. We purchase our fuel at prevailing market prices. We expect to use approximately 12 million gallons of fuel in 2020. As of September 30, 2019, a ten percent change in fuel prices would result in a change of approximately $3.6 million in our annual fuel cost.

We manage our exposure through the execution of a documented hedging strategy. We have historically entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices when appropriate. We currently have an immaterial amount of open fuel-based derivative instruments. We continue to monitor our exposure and the current pricing environment and may execute new fuel-based derivative instruments in the future.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain disclosure controls and procedures, which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the process or procedures may deteriorate.

Under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Refer to “Opinion on Internal Control over Financial Reporting” on page F-3 herein.

Changes in Internal Control Over Financial Reporting

Regulations under the Exchange Act require public companies to evaluate any change in the Company’s internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 28, 2020.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 28, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 28, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 28, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 28, 2020.

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

4.5*	Description of Registrant’s Securities
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

Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.9

First Lien Security Agreement, dated as of December  18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.10

First Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, each of the subsidiary pledgors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.11

Grant of Security Interest in Trademark Rights, dated as of December 18, 2013, by The Brickman Group Ltd. LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.12

Second Lien Credit Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, Credit Suisse AG, as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, Mizuho Bank, Ltd., KKR Capital Markets LLC, Macquarie Capital (USA) Inc., Sumitomo Mitsui Banking Corporation, and UBS Securities LLC, as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.13

Amendment No. 1 to Second Lien Credit Agreement, dated as of March 1, 2018, by and among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.14

Second Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.15

Second Lien Security Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.16

Second Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, subsidiary pledgors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.17

First Lien/Second Lien Intercreditor Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, other grantors party thereto, Morgan Stanley Senior Funding, Inc., Credit Suisse AG and each additional representative from time to time party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.18

Receivables Financing Agreement, dated as of April 28, 2017, by and among BrightView Funding LLC, BrightView Landscapes, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the persons from time to time party thereto as lenders and LC participant (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.19

First Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 21, 2019, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.20

Incremental Amendment and Amendment No. 4 to First Lien Credit Agreement, dated June 8, 2018, by and among JPMorgan Chase Bank N.A., BrightView Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.21

Amendment No. 5 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of August 15, 2018, by and among BrightView Holdings, Inc., BrightView Landscapes, LLC and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as successor Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2018)

10.22†	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)

10.23†*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Incentive Plan
10.24†	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.25†*	Amendment to Employee Stock Purchase Plan
10.26†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)
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

10.31†

Form of Letter Agreement between BrightView Holdings, Inc. and Jeffery R. Herold (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.32†	Form of Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)
10.33†

Form of Award Notice and Nonqualified Stock Option Agreement (Top-Up Option) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.34†

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

Date: November 21, 2019	BrightView Holdings, Inc.

	By:	/s/ Andrew V. Masterman
Andrew V. Masterman
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew V. Masterman	Chief Executive Officer, President and Director	November 21, 2019
Andrew V. Masterman	(Principal Executive Officer)

/s/ John A. Feenan	Executive Vice President and Chief Financial Officer	November 21, 2019
John A. Feenan	(Principal Financial Officer)

/s/ Louay H. Khatib	Chief Accounting Officer	November 21, 2019
Louay H. Khatib	(Principal Accounting Officer)

/s/ Paul E. Raether	Chairman of Board of Directors	November 21, 2019
Paul E. Raether

/s/ James R. Abrahamson	Director	November 21, 2019
James R. Abrahamson

/s/ Jane Okun Bomba	Director	November 21, 2019
Jane Okun Bomba

/s/ Shamit Grover	Director	November 21, 2019
Shamit Grover

/s/ Richard W. Roedel	Director	November 21, 2019
Richard W. Roedel

/s/ Mara Swan	Director	November 21, 2019
Mara Swan

/s/ Joshua T. Weisenbeck	Director	November 21, 2019
Joshua T. Weisenbeck

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2019 and 2018	F-4

Consolidated Statements of Operations for the fiscal years ended September 30, 2019, September 30, 2018 and the nine months ended September 30, 2017	F-5

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2019, September 30, 2018, and the nine months ended September 30, 2017	F-6

Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2019, September 30, 2018, and the nine months ended September 30, 2017	F-7

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2019, September 30, 2018, and the nine months ended September 30, 2017	F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightView Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the fiscal years ended September 30, 2019 and September 30, 2018, the nine months ended September 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the fiscal years ended September 30, 2019 and September 30, 2018, and the nine months ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 21, 2019

We have served as the Company's auditor since 2014.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightView Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and related notes as of and for the year ended September 30, 2019, of the Company and our report dated November 21, 2019 expressed an unqualified opinion on those financial statements and related notes.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 21, 2019

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In millions, except par value and share data)

	September 30, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$39.1	$35.2
Accounts receivable, net	333.7	317.1
Unbilled revenue	107.6	99.9
Inventories	26.5	23.8
Other current assets	44.5	55.2
Total current assets	551.4	531.2
Property and equipment, net	272.4	256.8
Intangible assets, net	251.5	290.5
Goodwill	1,810.4	1,766.8
Other assets	42.9	46.6
Total assets	$2,928.6	$2,891.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99.8	$93.6
Current portion of long-term debt	10.4	13.0
Deferred revenue	49.1	72.5
Current portion of self-insurance reserves	37.4	34.5
Accrued expenses and other current liabilities	136.0	117.9
Total current liabilities	332.7	331.5
Long-term debt, net	1,134.2	1,141.3
Deferred tax liabilities	64.4	67.2
Self-insurance reserves	87.1	93.4
Other liabilities	26.4	31.2
Total liabilities	1,644.8	1,664.6
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2019 and September 30, 2018	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 104,700,000 and 104,470,000 shares issued and outstanding as of September 30, 2019 and September 30, 2018, respectively	1.0	1.0
Additional paid-in-capital	1,441.8	1,426.3
Accumulated deficit	(146.3)	(189.6)
Accumulated other comprehensive loss	(11.7)	(10.4)
Treasury stock at cost 52,018 and 0 shares as of September 30, 2019 and September 30, 2018, respectively	(1.0)	—
Total stockholders’ equity	1,283.8	1,227.3
Total liabilities and stockholders’ equity	$2,928.6	$2,891.9

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Net service revenues	$2,404.6	$2,353.6	$1,713.6
Cost of services provided	1,766.4	1,727.5	1,259.8
Gross profit	638.2	626.1	453.8
Selling, general and administrative expense	452.2	481.2	311.8
Amortization expense	56.3	104.9	92.9
Income from operations	129.7	40.0	49.1
Other income (expense)	—	(23.5)	1.4
Interest expense	72.5	97.8	73.7
Income (loss) before income taxes	57.2	(81.3)	(23.2)
Income tax (expense) benefit	(12.8)	66.2	9.2
Net income (loss)	$44.4	$(15.1)	$(14.0)
Income (loss) per share:
Basic and Diluted	$0.43	$(0.18)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Net income (loss)	$44.4	$(15.1)	$(14.0)
Net derivative (losses) gains arising during the period, net of tax of $2.4, $(3.1), and $1.6, respectively	(6.4)	6.8	(2.4)
Reclassification of losses into net income (loss), net of tax of $2.0, $3.0, and $3.1, respectively	5.1	6.8	4.7
Other comprehensive (loss) income	(1.3)	13.6	2.3
Comprehensive income (loss)	$43.1	$(1.5)	$(11.7)

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	77.0	$0.7	$891.3	$(164.0)	$(22.8)	—	$705.2
Net loss	—	—	—	(14.0)	—	—	(14.0)
Other comprehensive income, net of tax	—	—	—	—	2.3	—	2.3
Capital contributions and issuance of common stock	0.1	—	0.1	—	—	—	0.1
Equity-based compensation	—	—	3.8	—	—	—	3.8
Repurchase of common stock and distributions	—	—	(1.2)	—	—	—	(1.2)
Balance, September 30, 2017	77.1	0.7	894.0	(178.0)	(20.5)	—	696.2
Net loss	—	—	—	(15.1)	—	—	(15.1)
Other comprehensive income, net of tax	—	—	—	—	13.6	—	13.6
Capital contributions and issuance of common stock	27.5	0.3	506.4	—	—	—	506.7
Equity-based compensation	—	—	28.8	—	—	—	28.8
Repurchase of common stock and distributions	(0.1)	—	(2.9)	—	—	—	(2.9)
Reclassification of effects of tax reform enactment	—	—	—	3.5	(3.5)	—	—
Balance, September 30, 2018	104.5	1.0	1,426.3	(189.6)	(10.4)	—	1,227.3
Net income	—	—	—	44.4	—	—	44.4
Other comprehensive loss, net of tax	—	—	—	—	(1.3)	—	(1.3)
Capital contributions and issuance of common stock	0.2	—	—	—	—	—	—
Equity-based compensation	—	—	15.7	—	—	—	15.7
Repurchase of common stock and distributions	—	—	(0.2)	—	—	(1.0)	(1.2)
Adoption of ASC 606	—	—	—	(1.1)	—	—	(1.1)
Balance, September 30, 2019	104.7	$1.0	$1,441.8	$(146.3)	$(11.7)	$(1.0)	$1,283.8

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income (loss)	$44.4	$(15.1)	$(14.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	80.1	75.3	56.5
Amortization of intangible assets	56.3	104.9	92.9
Amortization of financing costs and original issue discount	3.7	10.4	7.7
Loss on debt extinguishment	—	25.1	—
Deferred taxes	(2.3)	(63.4)	(34.8)
Equity-based compensation	15.7	28.8	3.8
Hedge ineffectiveness and realized loss	7.0	9.8	7.8
Provision for doubtful accounts	2.4	0.9	0.1
Other non-cash activities, net	(2.7)	0.6	(1.3)
Change in operating assets and liabilities:
Accounts receivable	(12.8)	25.2	(24.2)
Unbilled and deferred revenue	(34.8)	2.6	(42.3)
Inventories	(2.4)	1.7	6.2
Other operating assets	17.1	(16.5)	3.7
Accounts payable and other operating liabilities	(2.0)	(9.9)	16.8
Net cash provided by operating activities	169.7	180.4	78.9
Cash flows from investing activities:
Purchase of property and equipment	(89.9)	(86.4)	(50.6)
Proceeds from sale of property and equipment	6.8	12.0	6.3
Business acquisitions, net of cash acquired	(64.0)	(104.4)	(53.8)
Other investing activities, net	1.6	(0.5)	0.6
Net cash used in investing activities	(145.5)	(179.3)	(97.5)
Cash flows from financing activities:
Repayments of capital lease obligations	(5.8)	(6.3)	(3.9)
Repayments of debt	(143.0)	(1,662.6)	(181.6)
Proceeds from term loan, net of financing costs	—	1,016.9	—
Proceeds from receivables financing agreement	120.0	115.0	150.0
Proceeds from revolving credit facility	10.0	60.0	—
Proceeds from issuance of common stock, net of share issuance costs	—	501.2	0.1
Repurchase of common stock and distributions	(1.2)	(2.9)	(1.2)
Other financing activities, net	(0.3)	—	—
Net cash (used in) provided by financing activities	(20.3)	21.3	(36.6)
Net change in cash and cash equivalents	3.9	22.4	(55.2)
Cash and cash equivalents, beginning of period	35.2	12.8	68.0
Cash and cash equivalents, end of period	$39.1	$35.2	$12.8

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$1.9	$16.2	$4.2
Cash paid for interest	$71.7	$84.3	$65.7

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Notes to Consolidated Financial Statements

(In millions, except per share and share data)

1.	Business

BrightView Holdings, Inc. (the “Company” and, collectively with its consolidated subsidiaries, “BrightView”) provides landscape maintenance and enhancements, landscape development, snow removal and other landscape related services for commercial customers throughout the United States. BrightView is aligned into two reportable segments: Maintenance Services and Development Services. Prior to its initial public offering completed in July 2018 (the “IPO”), the Company was a wholly-owned subsidiary of BrightView Parent L.P. (“Parent”), an affiliate of KKR & Co. Inc. (“KKR”).  The Parent and Company were formed through a series of transactions entered into by KKR to acquire the Company on December 18, 2013 (the “KKR Acquisition”).  The Parent was dissolved in August 2018 following the IPO.

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

The presentation of consolidated financial statements and footnotes has been changed for this Form 10-K to disclose balances in millions as opposed to thousands as disclosed in previous filings and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, management reviews its estimates, including those related to allowances for doubtful accounts, revenue recognition, self-insurance reserves, estimates related to the Company’s assessment of goodwill for impairment, useful lives for depreciation and amortization, realizability of deferred tax assets and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from estimates.

Initial Public Offering

On July 2, 2018, the Company completed the IPO in which the Company issued and sold 24,495,000 shares of common stock. The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-225277) (the “Registration Statement”), which was declared effective by the SEC on June 27, 2018. The shares of the Company’s common stock were sold at an initial offering price of $22.00 per share, which generated net proceeds of approximately $501.2 to the Company, after deducting underwriting discounts and estimated offering expenses of approximately $37.7. The Company used the net proceeds from the IPO to repay all $110.0 of the Company’s second lien term loans, all $55.0 then outstanding under the Company’s Revolving Credit Facility (as defined below) and approximately $336.1 of the Company’s first lien term loans and accrued and unpaid interest thereon. These repayments resulted in an extinguishment of debt in the amount of approximately $501.1, which was recognized in the fourth quarter of 2018. The Company incurred $6.8 of transaction related expenses during the year ended September 30, 2018, which are included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations, of which $5.4 was paid from the net proceeds generated by the IPO.

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

The Company’s Third Amended and Restated Certificate of Incorporation (the “Charter”) became effective in connection with the completion of the IPO on July 2, 2018. The Charter, among other things, provides that the Company’s authorized capital stock consists of 500,000,000 shares of common stock, and 50,000,000 shares of preferred stock, par value $0.01 per share. The Company’s bylaws were also amended and restated as of July 2, 2018.

After the completion of the IPO and as of September 30, 2019, affiliates of the Sponsors continue to control a majority of the voting power of the Company’s common stock. As a result, the Company is considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company reserves for all accounts that are deemed to be uncollectible and reviews its allowance for doubtful accounts regularly. The allowance is based on the age of receivables and a specific identification of receivables considered at risk (see Note 5 “Accounts Receivable”). Account balances are written off against the allowance when the potential for recovery is considered remote.

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

Goodwill is allocated to, and evaluated for impairment at, the Company’s four identified reporting units. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires the Company to compare the carrying value of the reporting unit’s net assets to the estimated fair value of the reporting unit. The Company determined the estimated fair values of each of the reporting units using a combination of the income and market multiple approaches.  The estimates used in each approach include significant management assumptions, including long-term future growth rates, operating margins and future economic and market conditions.

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

Financing Costs

Financing costs, consisting of fees and other expenses associated with borrowings, are amortized over the terms of the related borrowings using the effective interest rate method (see Note 10 “Long-term Debt”). Financing costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of the related borrowings.

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

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of those instruments. The valuation is based on settlements of similar financial instruments, all of which are short-term in nature and are generally settled at or near cost. See Note 10 “Long-term Debt” and Note 11 “Fair Value Measurements and Derivative Instruments” for other financial instruments subject to fair value estimates.

Derivative Instruments and Hedging Activities

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Since all of the Company’s derivatives are designated as cash flow hedges, the entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive income (loss) and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the accompanying Consolidated Statements of Operations when the hedge transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive income (loss) is released to earnings.  See Note 11 “Fair Value Measurements and Derivative Instruments” for more information.

Revenue Recognition

The Company’s revenue is generated from Maintenance Services and Development Services. The Company generally recognizes revenue from the sale of services as the services are performed, which is typically ratably over the term of the contract(s), which the Company believes to be the best measure of progress. The Company recognizes revenues as it transfers control of services to its customers in an amount reflecting the total consideration it expects to receive from the customer.

Revenue is recognized according to the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when a performance obligation is satisfied.  The Company determined that for contracts containing multiple performance obligations, stand-alone selling price is readily determinable for each performance obligation.  The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the purchaser’s obligation to pay.

For Maintenance Services, revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of the Company’s recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient is generally applied to revenue related to per occurrence contracts as well as enhancement services. When the practical expedient is not applied, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed.  Fees for enhancement services are typically billed as the services are performed.

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

When contract revenue is recognized in excess of the amount the Company has invoiced or has the right to invoice, a contract asset is recognized. Contract assets are transferred to Accounts receivable, net when the rights to the consideration become unconditional. Contract assets are presented as Unbilled revenue on the consolidated balance sheets.

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

Equity-based Compensation

The Company’s equity-based compensation consists of stock options, restricted stock awards and restricted stock units. The Company expenses equity-based compensation using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in later periods if subsequent information indicates actual forfeitures will differ from those estimates. See Note 14 “Equity-Based Compensation” for more information.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income tax expense and benefit.

3.	Recent Accounting Pronouncements

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

The Company concluded that it has substantially similar performance obligations under the amended guidance as compared with deliverables previously recognized. Additionally, the Company made policy elections within the amended standards that are consistent with current accounting policies. The adoption of ASU 2014-09 had an immaterial impact on the timing of revenue recognition and did not have a significant impact on the Company’s consolidated financial statements.  The Company recognized the cumulative effect of adopting the new standard as an adjustment to the opening balance of retained earnings resulting in an increase in the Accumulated deficit of $1.1 million. The additional revenue recognition disclosures required by the amended standard are presented in Note 4 “Revenue”. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the consolidated financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The Company adopted the guidance in the first quarter of fiscal 2019.  The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The updated accounting guidance requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability with the exception of short-term leases. For income statement purposes, the criteria for recognition, measurement and presentation of expense is largely similar to previous guidance, but without the requirement to use bright-line tests in the determination of lease classification. The provisions of ASU 2016-02 are effective for the Company’s fiscal year beginning October 1, 2019 and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which allows entities the option to adopt this standard using the modified retrospective transition method and include required disclosures for prior periods. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the consolidated financial statements in periods prior to adoption.

The Company plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Company to carry forward the historical lease classification.  The Company is in the process of implementing system, control and process changes to capture lease data necessary to apply the new standard.  The Company plans to adopt the standard using the modified retrospective transition method, in accordance with ASU No. 2018-11.

The Company expects to recognize a material increase in total assets and total liabilities resulting from the recognition of right-of-use assets and the related lease liabilities, initially measured at the present value of its future operating lease payments, of approximately $70 and $80 million respectively, as of October 1, 2019. The Company’s capital lease assets, which are disclosed in Note 7 “Property and Equipment”, and liabilities, which are disclosed in Note 13 “Leases”, remain largely unchanged under the lease accounting standard. Although adoption of the standard will require the Company to provide additional disclosures in the consolidated financial statements and notes, the Company does not expect the standard will have a material impact on its results of operations or liquidity. The Company does not expect the guidance to have a material impact on its debt covenant compliance.

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

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers.  The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The guidance is effective for the Company in the first quarter of fiscal 2021.  Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and disclosures.

4.	Revenue

The Company’s revenue is generated from Maintenance Services and Development Services. The Company generally recognizes revenue from the sale of services as the services are performed, typically ratably over the term of the contract(s), which the Company believes to be the best measure of progress.  The Company recognizes revenues as it transfers control of products and services to its customers.  The Company recognizes revenue in an amount reflecting the total consideration it expects to receive from the customer.  Revenue is recognized according to the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when a performance obligation is satisfied.  The Company determined that for contracts containing multiple performance obligations, stand-alone selling price is readily determinable for each performance obligation and therefore allocation of the transaction price to multiple performance obligations is not necessary.  The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the customer’s obligation to pay.

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

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 16 “Segments”, the Company’s reportable segments are Maintenance Services and Development Services.  Revenues shown for fiscal 2018 and the nine months ended September 30, 2017 are in accordance with ASC 605, Revenue Recognition.

	Fiscal Year Ended September 30,		Nine Months Ended September 30,
	2019	2018	2017
Landscape Maintenance	$1,568.3	$1,522.5	$1,132.5
Snow Removal	245.1	252.3	145.8
Maintenance Services	1,813.4	1,774.8	1,278.3
Development Services	595.4	583.3	437.7
Eliminations	(4.2)	(4.5)	(2.4)
Net service revenues	$2,404.6	$2,353.6	$1,713.6

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of September 30, 2019, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $337.1. The Company expects to recognize revenue on 55% of the remaining performance obligations over the next 12 months and an additional 45% over the 12 months thereafter.

In accordance with the disclosure provisions of ASU 2014-09, the paragraph above excludes i) estimated future revenues for performance obligations that are part of a contract that has an original expected duration of one year or less, ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance and iii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Changes in deferred revenue for the fiscal year ended September 30, 2019 were as follows:

Deferred Revenue
Balance, October 1, 2018	$72.5
Recognition of revenue	(1,011.5)
Deferral of revenue	988.1
Balance, September 30, 2019	$49.1

There were $135.2 of amounts billed during the period and $142.9 of additions to our unbilled revenue balance during the twelve month period from October 1, 2018 to September 30, 2019.

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

As permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.

5.	Accounts Receivable

Accounts receivable of $333.7 and $317.1, is net of an allowance for doubtful accounts of $5.0 and $5.6 and includes amounts of retention on incomplete projects to be completed within one year of $43.2 and $40.2 at September 30, 2019 and September 30, 2018, respectively.

6.	Inventories

Inventories consist of the following:

	September 30, 2019	September 30, 2018
Finished products	$6.8	$6.9
Semi-finished products	11.0	8.6
Raw materials and supplies	8.7	8.3
Inventories	$26.5	$23.8

7.	Property and Equipment

Property and equipment, net consists of the following:

	Useful Life	September 30, 2019	September 30, 2018
Land	—	$54.1	$51.5
Buildings and leasehold improvements	2-40 yrs.	40.1	36.3
Operating equipment	2-7 yrs.	199.8	186.5
Transportation vehicles	3-7 yrs.	236.5	208.4
Office equipment and software	3-10 yrs.	63.3	58.0
Construction in progress	—	8.2	4.1
Property and equipment		602.0	544.8
Less: Accumulated depreciation		329.6	288.0
Property and equipment, net		$272.4	$256.8

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $80.1, $75.3 and $56.5 for the years ended September 30, 2019, September 30, 2018 and the nine months ended September 30, 2017, respectively.

Capital lease assets included in property and equipment shown above were $36.5 and $35.4 at September 30, 2019 and September 30, 2018, respectively. Also included in accumulated depreciation shown above are amounts related to property and equipment under capital leases of $24.4 and $22.2 at September 30, 2019 and September 30, 2018, respectively.

8.Intangible Assets, Goodwill and Acquisitions

Intangible assets as of September 30, 2019 and September 30, 2018 consist of the following:

		September 30, 2019		September 30, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$639.6	$(393.3)	$622.8	$(337.8)
Trademarks(1)	4-12 yrs.	4.8	(1.7)	230.9	(227.5)
Non-compete agreements	5 yrs.	2.7	(0.6)	2.3	(0.2)
Total intangible assets		$647.1	$(395.6)	$856.0	$(565.5)

(1)	During the fiscal year ended September 30, 2019, the Company wrote off $226.1 of fully amortized trademarks.

Amortization expense related to intangible assets was $56.3, $104.9  and $92.9 for the years ended September 30, 2019, September 30, 2018 and the nine months ended September 30, 2017, respectively.

The following table shows changes in the carrying amount of goodwill from September 30, 2017 to September 30, 2019 by reportable segment:

	Maintenance Services	Development Services	Total
Balance, September 30, 2017	$1,523.3	$180.5	$1,703.8
Acquisitions	49.1	13.9	63.0
Balance, September 30, 2018	1,572.4	194.4	1,766.8
Acquisitions	43.6	—	43.6
Balance, September 30, 2019	$1,616.0	$194.4	$1,810.4

The weighted average amortization period for intangible assets is 17.9 years. Amortization expense is anticipated to be as follows in future years:

Fiscal Year Ended September 30,
2020	$51.1
2021	42.3
2022	35.9
2023	31.4
2024	24.7
2025 and thereafter	65.1
$250.5

During the year ended September 30, 2019, the Company acquired, through a series of separate transactions, 100% of the operations of six unrelated Maintenance Services companies. The Company paid approximately $64.0 in consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily intangible assets, including customer relationships and non-compete agreements of $17.2. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

During the year ended September 30, 2018, the Company acquired, through a series of separate transactions, 100% of the operations of five unrelated Maintenance Services companies. The Company paid approximately $104.4 in consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily intangible assets, including customer relationships and non-compete agreements of $24.5. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2019	September 30, 2018
Payroll related accruals	$43.9	$47.4
Accrued operating expenses	63.9	46.5
Other accruals	28.2	24.0
Accrued expenses and other current liabilities	$136.0	$117.9

10.	Long-term Debt

Long-term debt consists of the following:

	September 30, 2019	September 30, 2018
Series B term loan	$1,021.7	$1,034.3
Receivables financing agreement	140.0	140.0
Financing costs, net	(17.1)	(20.0)
Total debt, net	1,144.6	1,154.3
Less: Current portion of long-term debt	10.4	13.0
Long-term debt, net	$1,134.2	$1,141.3

First Lien credit facility term loans due 2020 and Series B Term Loan due 2025

In connection with the KKR Acquisition, the Company and a group of financial institutions entered into a credit agreement (the “Credit Agreement”) dated December 18, 2013. The Credit Agreement consisted of seven-year $1,460.0 term loans (“First Lien Term Loans”) and a five-year $210.0 revolving credit facility. An original discount of $3.7 was incurred when the First Lien Term Loans were issued and was amortized using the effective interest method over the life of the debt, resulting in an effective yield of 4.0%. All amounts outstanding under the First Lien Term Loans were collateralized by substantially all of the assets of the Company. Debt repayments for First Lien Term Loans totaled $347.1 for the year ended September 30, 2018 and consisted of $11.0 in contractual repayments per the Credit Agreement and $336.1 in voluntary repayments in connection with the IPO.  As a result of the repayment of the First Lien Term Loans, the Company recorded a loss on debt extinguishment during the year ended September 30, 2018 of $19.3 due to accelerated amortization of deferred financing fees and original issue discount included in the “Other (expense) income” line of the Consolidated Statements of Operations.

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”), which amends the Credit Agreement. Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility.  The Series B Term Loan matures on August 15, 2025 and bears interest at a rate per annum of LIBOR, plus 2.5%. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $13.0 for the fiscal year ended September 30, 2019.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Amended Credit Agreement, as accelerated principal payments. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2019, September 30, 2018, and September 30, 2017.

The Amended Credit Agreement restricts the Company’s ability to, among other things, incur additional indebtedness, create liens, enter into acquisitions, dispose of assets, enter into consolidations and mergers and make distributions to its Parent without the approval of the lenders. In certain circumstances, under the Amended Credit Agreement, the Company is prohibited from making certain restricted payments, including dividends or distributions to its stockholders, subject to certain exceptions set forth in that agreement (including an exception for the making of such restricted payments up to an agreed limit, which limit is determined by a formula that takes into account consolidated net income, net cash proceeds and other amounts, in each case as described in greater detail in that agreement). The Amended Credit Agreement imposes financial covenants upon the Company with respect to leverage and interest coverage under certain circumstances. The Amended Credit Agreement contains provisions permitting the bank to accelerate the repayment of the outstanding debt under this agreement upon the occurrence of an Event of Default, as defined in the Amended Credit Agreement, including a material adverse change in the financial condition of the Company since the date of issuance of the Amended Credit Agreement.

The interest rate on the First Lien Term Loans was initially set at 3.0% over the prime rate of interest or is established for periods of up to six months at 3.0% over LIBOR at the Company’s option with a LIBOR floor of 1.0% (the “LIBOR floor”). The weighted average interest rate on the First Lien Term Loans was  4.7% and 4.1% for the years ended September 30, 2018 and September 30, 2017, respectively. The weighted average interest rate on the Series B Term Loan was 4.9% and 4.6% for the years ended September 30, 2019 and September 30, 2018. The Amended Credit Agreement debt repayments are due in quarterly installments of 0.25% of the principal balance less payments made under the aforementioned excess cash flow provision.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.50% to 2.00%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 revolving credit facility under the Credit Agreement.  The Company had no outstanding balance under either facility as of September 30, 2019 and September 30, 2018. There is a quarterly commitment fee equal to either 1⁄2 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s leverage ratio. The Company had $94.1 and $77.3 of letters of credits issued and outstanding as of September 30, 2019 and September 30, 2018, respectively. The interest rates on the Revolving Credit Facility and previous revolving credit facility were 2.5%, 2.5% and 3.0% for the year ended September 30, 2019, the year ended September 30, 2018 and the nine months ended September 30, 2017, respectively.

During the fiscal year ended September 30, 2019, the Company borrowed and fully repaid $10.0 against the revolving credit facility.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provides a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the “Amendment Agreement”) which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022.  All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the Accounts receivables and Unbilled revenue of the Company. During the year ended September 30, 2019, the Company borrowed $120.0 of its borrowing capacity and voluntarily repaid $120.0 under the Receivables Financing Agreement. During the year ended September 30, 2018, the Company borrowed $115.0 of its borrowing capacity and voluntarily repaid $108.8.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 2.0% over LIBOR at the Company’s option, and a commitment fee equal to 0.5% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 4.4% and 2.3% for the years ended September 30, 2019 and September 30, 2018, respectively.

The following are the scheduled maturities of long term debt, which do not include any estimated excess cash flow payments:

September 30,
2020	$10.4
2021	10.4
2022	150.4
2023	10.4
2024 and thereafter	982.4
Total long term debt	$1,164.0
Less: Current maturities	10.4
Less: Original issue discount	2.3
Less: Financing costs	17.1
Total long term debt, net	$1,134.2

The Company has estimated the fair value of its long-term debt to be approximately $1,166.6 and $1,182.2 as of September 30, 2019 and September 30, 2018, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

11.	Fair Value Measurements and Derivative Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and September 30, 2018:

	September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.1	$11.1	$—	$—
Total Assets	$11.1	$11.1	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$6.3	$—	$6.3	$—
Other liabilities:
Interest rate swap contracts	10.9	—	10.9	—
Obligation to Rabbi Trust	11.1	11.1	—	—
Total Liabilities	$28.3	$11.1	$17.2	$—

	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$12.5	$12.5	$—	$—
Total Assets	$12.5	$12.5	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$3.4	$—	$3.4	$—
Other liabilities:
Interest rate swap contracts	12.1	—	12.1	—
Obligation to Rabbi Trust	12.5	12.5	—	—
Total Liabilities	$28.0	$12.5	$15.5	$—

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019 and September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Hedging Activities

As of September 30, 2019 and September 30, 2018, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value of the derivative included in the assessment of hedge effectivness is initially reported in Other comprehensive income (loss) and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly to Interest expense and Cost of services provided in the period incurred. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which historically has included the Credit Agreement and Second Lien Credit Agreement. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable rate debt to fixed rate debt effective for the periods March 18, 2016 through December 31, 2020. The notional amount of interest rate contract was $1,000.0 and $1,560.0 at September 30, 2019 and September 30, 2018, respectively. The net deferred losses on the interest rate swaps as of September 30, 2019 of $9.6, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
(Loss) income recognized in Other comprehensive income (loss)	$(10.2)	$9.8	$(3.4)
Net loss reclassified from Accumulated other comprehensive loss into Interest expense	(8.1)	(9.8)	(7.4)

12.	Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. Deferred tax assets are evaluated for the estimated future tax effects of deductible temporary differences and tax operating loss carryovers. A valuation allowance is recorded when it is more-likely-than-not that a deferred tax asset will not be realized.

The components of income tax expense (benefit) are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Current:
Federal	$10.1	$(5.3)	$23.2
State	5.0	2.4	2.4
Deferred:
Federal	0.8	(54.5)	(30.5)
State	(3.1)	(8.8)	(4.3)
Total income tax expense (benefit)	$12.8	$(66.2)	$(9.2)

Income tax expense (benefit) differs from the amount computed at the federal statutory corporate tax rate as follows:

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Federal tax at statutory rate	$12.0	$(20.0)	$(8.1)
State tax, net of federal tax expense (benefit)	1.5	(5.2)	(0.4)
Tax effect of:
Equity-based compensation	1.0	2.4	1.1
Provision to return and deferred tax adjustments	(0.9)	(0.6)	—
Non-deductible promotional and entertainment expense	0.8	1.0	0.5
Fuel tax credit and other credits	(0.8)	(0.7)	(0.6)
Change in uncertain tax positions	(0.8)	0.6	(1.3)
Non-deductible IPO costs	—	1.6	—
Domestic production activities deduction(a)	—	(1.7)	—
Rate change(b)	0.1	(43.4)	—
Other, net	(0.1)	(0.2)	(0.4)
Income tax expense (benefit)	$12.8	$(66.2)	$(9.2)

(a)

In 2018, the Company calculated refund claims related to the domestic production activities deduction.  The refund claims reduced the tax provision by $1.7. The domestic production activities deduction was eliminated by the 2017 Tax Act.

(b)	In 2018, the inclusion of the revaluation of the net deferred tax liability attributable to the 2017 Tax Act reduced the tax provision by $43.4.

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	September 30, 2019	September 30, 2018
Deferred tax assets:
Interest rate swaps	$4.9	$4.5
Self-insurance reserves	23.7	22.4
Deferred compensation	2.8	2.9
Deferred rent	0.4	0.2
Payroll related accruals	11.2	9.9
Other accrued expenses	2.3	2.5
Allowance for doubtful accounts	1.3	1.5
Net operating loss carryforward	5.0	4.5
Other non-current deferred tax assets	0.9	0.2
Total non-current deferred tax assets	52.5	48.6
Valuation allowance	—	—
Total deferred tax assets	$52.5	$48.6

Deferred tax liabilities:
Intangible assets	$60.9	$68.5
Property and equipment	42.8	35.7
Inventories	4.7	4.1
Deferred revenue	7.8	6.8
Prepaid assets	0.3	0.1
Other non-current deferred tax liabilities	0.4	0.6
Total non-current deferred tax liabilities	116.9	115.8
Total deferred tax liabilities	$64.4	$67.2

Income Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ending September 30, 2018, including but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) bonus depreciation that will allow for full expensing of qualified property. The 2017 Tax Act reduced the Company’s federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018. Section 15 of the Internal Revenue Code stipulates that the Company’s fiscal year ending September 30, 2018 has a blended corporate tax rate of 24.5 percent, which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the year.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the 2017 Tax Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $43.4 tax benefit in the Company’s Consolidated Statement of Operations for the year ended September 30, 2018.

Net Operating Losses

The Company has state income tax net operating losses of $86.3 which expire in tax years from fiscal year 2019 through fiscal year 2039.  The Company believes it is more likely than not it will be able to utilize all losses to offset future income.

Uncertain Income Tax Positions

As of September 30, 2019 and 2018, the Company had $0.1 and $1.0, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company’s returns are no longer subject to U.S. federal and state tax examination for years before 2016 and 2015, respectively.  The Company’s 2016 U.S. federal tax return is currently under examination.

13.	Leases

The Company has capital lease obligations for certain vehicles and equipment. The terms of the leases generally range from 1 to 5 years.

Future minimum lease payments under capital lease obligations as of September 30, 2019 are as follows:

Future minimum lease payments:
Fiscal Year Ended September 30:
2020	$5.6
2021	3.2
2022	0.7
2023	0.2
2024 and thereafter	—
Total	9.7
Less: Executory costs	(0.1)
Net minimum lease payments	9.6
Less: Amount representing interest	(1.1)
Present value of net minimum lease payments	8.5
Less: Current portion	(5.4)
Long-term portion of capital lease obligations	$3.1

Operating Leases

The Company is committed under various operating leases for buildings and equipment with terms ranging from month-to-month to ten years. Most of the leases contain customary renewal options and escalation clauses. Lease expense was $49.0, $45.9 and $36.0 for the years ended September 30, 2019, September 30, 2018 and the nine months ended September 30, 2017, respectively, and is included in Cost of services provided and Selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

Minimum annual lease payments under non-cancelable operating leases at September 30, 2019 are as follows:

Fiscal Year Ended September 30,
2020	$21.7
2021	17.0
2022	13.2
2023	10.3
2024 and thereafter	22.8
Total	$85.0

14.	Equity-Based Compensation

The Company historically had a Management Equity Incentive Plan (the “Plan”) under which the Parent awarded certain Class B Units (the “Units”) to employees of the Company. The Units generally vested over a five-year vesting period with 50% of vesting contingent on certain performance criteria of the Company.

A summary of the Company’s historical activity for the Units is presented in the following table:

Class B Units	Shares
Outstanding at January 1, 2017	7,051,000
Granted	1,304,000
Less: Redeemed	155,000
Less: Forfeited	650,000
Outstanding at September 30, 2017	7,550,000

During the fiscal year ended September 30, 2018, prior to the IPO, the Company granted 244,000 Units and had redemption and forfeiture activity of 165,000 Units and 44,000 Units respectively, totaling 7,585,000 Units outstanding immediately prior to the IPO.

2018 Omnibus Incentive Plan

On June 28, 2018, in connection with the IPO, the Company’s Board of Directors adopted, and its stockholders approved, the BrightView Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). The 2018 Omnibus Incentive Plan provides that the total number of shares of common stock that may be issued under the plan is 11,650,000. Under the plan, the Company may grant stock options, stock appreciation rights, restricted stock, other equity-based awards and other cash-based awards to employees, directors, officers, consultants and advisors.

Restricted Stock Awards

On June 27, 2018, in connection with the IPO and in accordance with the provisions of the respective Limited Partnership Agreement and Plan documents, all of the 7,585,000 outstanding Units were converted into 2,241,000 shares of outstanding common stock of the Company at a weighted average grant date fair value of $14.66, including 1,346,000 shares of restricted stock subject to vesting under the same vesting conditions of the original Units. Subsequent to the IPO, through September 30, 2018, 252,000 shares vested and 1,094,000 shares outstanding remain restricted stock subject to vesting as of September 30, 2018. During the fiscal year ended September 30, 2019, 194,000 shares vested, 91,000 shares were forfeited and 809,000 shares outstanding remain restricted stock subject to vesting as of September 30, 2019.

On June 27, 2018, in connection with the IPO, the Company issued 684,000 shares at a weighted average grant date fair value of $22.00, all of which are restricted stock subject to vesting. These shares vest ratably over a three-year period commencing on the first anniversary of the issuance date and all 684,000 shares outstanding remained restricted stock subject to vesting as of September 30, 2018. During the fiscal year ended September 30, 2019, 144,000 shares vested, 247,000 shares were forfeited or canceled and 293,000 shares outstanding remain restricted stock subject to vesting as of September 30, 2019.

On November 28, 2018, the Company issued 492,000 shares at a weighted average grant date fair value of $13.49, all of which are restricted stock subject to vesting. The majority of these shares vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6.2 over the requisite service period. During the fiscal year ended September 30, 2019, 1,000 shares vested, 16,000 shares were forfeited and 475,000 shares outstanding remain restricted stock subject to vesting as of September 30, 2019.

Restricted Stock Units

On June 3, 2019, the Company issued 152,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $16.86, all of which are subject to vesting. These RSUs will vest ratably over either a three-year or a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $2.4 over the requisite service period. During the fiscal year ended September 30, 2019, 8,000 RSUs were forfeited and 144,000 RSUs outstanding remain subject to vesting as of September 30, 2019.

Stock Option Awards

On June 27, 2018, in connection with the IPO, the Company issued 5,344,000 stock options to holders of the Units, at a weighted average exercise price of $22.00 and a weighted average grant date fair value of $7.38, 1,567,000 of which vested and became exercisable upon issuance and 608,000 of which vested and became exercisable subsequent to the IPO through September 30, 2018. During the fiscal year ended September 30, 2019, 404,000 options vested, 394,000 options were forfeited and the remaining 2,370,000 unvested options as of September 30, 2019 vest and become exercisable under the same vesting and exercise conditions as the holders’ original Units.

On July 2, 2018, in connection with the IPO, the Company granted 403,000 stock options at a weighted average exercise price of $22.00 and a weighted average grant date fair value of $7.59, all of which vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. As of September 30, 2019, 101,000 options vested, and 302,000 options were unvested.

On November 28, 2018, the Company issued 1,123,000 stock options at a weighted average exercise price of $13.49 and a weighted average grant date fair value of $5.85, the majority of which vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6.1 over the requisite service period. During the fiscal year ended September 30, 2019, 62,000 options were forfeited and the remaining 1,061,000 were unvested as of September 30, 2019.

On June 3, 2019, the Company issued 138,000 stock options at a weighted average exercise price of $16.86 and a weighted average grant date fair value of $6.84, all of which vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date.  Non-cash equity-based compensation expense associated with the grant will be approximately $0.9 over the requisite service period. During the fiscal year ended September 30, 2019, 8,000 options were forfeited and the remaining 130,000 were unvested as of September 30, 2019.

A summary of the Company’s stock option activity for the year ended September 30, 2019 is presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2018	5,747,000	$22.00
Grants	1,291,000	13.88
Less: Exercised	—	—
Less: Forfeited and expired options	464,000	20.78
Outstanding at September 30, 2019	6,574,000	20.48
Vested and exercisable at September 30, 2019	2,683,000	22.00
Expected to vest after September 30, 2019	3,891,000	$19.44

The Company expenses equity-based compensation using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $15.7, $28.8 and $3.8 in equity-based compensation expense for the years ended September 30, 2019, September 30, 2018 and the nine months ended September 30, 2017, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charge increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $40.2, $48.6 and $17.9 as of the years ended September 30, 2019, September 30, 2018 and the nine months ended September 30, 2017, respectively, which is expected to be recognized over a weighted average period of 1.6 years.

Valuation Assumptions

The fair value of each restricted stock award or RSU granted under the Plan and the 2018 Omnibus Incentive Plan was estimated on the date of grant in accordance with the fair value provisions in ASC 718. The fair value of the Unit awards and stock option awards granted were estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The Company chose the Black-Scholes-Merton model based on its experience with the model and the determination that the model could be used to provide a reasonable estimate of the fair value of awards with terms such as those discussed above. The Company’s stock price is calculated based on the income approach. Under the income approach, specifically the discounted cash flow method, forecast cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on the forecast financial information provided by management and a terminal value for the residual period beyond the discrete forecast, which are discounted at the appropriate rate to estimate the Company’s enterprise value.

The weighted-average assumptions used in the valuation of Unit awards, restricted stock into which such Unit awards were converted and stock option awards granted or modified for the years ended September 30, 2019, September 30, 2018 and the nine months ended September 30, 2017 are presented in the table below:

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Assumptions:
Risk-free interest rate	2.85%	2.77%	1.37%
Dividend yield	—	—	—
Volatility factor	38.85%	26.93%	46.00%
Expected term (in years)	6.3	6.0	2.6

•

Risk-free interest rate – The risk-free rate for Units, restricted stock into which such Unit awards were converted and stock option awards granted during the periods presented above was determined by using the U.S. Treasury constant maturity rate as of the valuation date commensurate with the expected term.

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

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 1,100,000 shares of the Company’s common stock were made available for sale on October 22, 2018 and were issued on November 14, 2019.

15.	Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2019 was $124.5, of which $37.4 was classified in current liabilities and $87.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2018 was $127.9, of which $34.5 was classified in current liabilities and $93.4 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2019 includes $32.1 related to claims recoverable from third-party insurance carriers. Corresponding assets of $6.1 and $26.0 are recorded as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2018 includes $37.9 related to claims recoverable from third party insurance carriers. Corresponding assets of $9.4 and $28.5 are recorded, as Other current assets and Other assets, respectively.

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

Stockholder Litigation

On April 11, 2019, a purported class action complaint, captioned Speiser v. BrightView Holdings, Inc., was filed in federal court in the Eastern District of Pennsylvania against the Company and two of the Company’s officers. On April 16, 2019, a second purported class action complaint, captioned McComas v. BrightView Holdings, Inc., was filed in the Court of Common Pleas in Montgomery County, Pennsylvania against the Company, certain current and former officers and directors of the Company, the underwriters in the Company’s IPO, and the Company’s alleged controlling stockholders. On May 31, 2019, McComas filed an amended complaint. In early June 2019, Speiser voluntarily dismissed his complaint in federal court, but filed a new complaint in the Court of Common Pleas in Montgomery County, Pennsylvania. The Speiser state court complaint is substantively identical to the McComas amended complaint. Both complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants and controlling person claims under Section 15 of the Act against certain defendants. The plaintiffs purport to represent similar classes of persons who purchased BrightView stock in its IPO in July 2018 or purchased BrightView stock in the market that was traceable to the shares issued in the IPO. The complaints allege that the IPO prospectus was misleading because it allegedly failed to disclose that a portion of BrightView’s contracts were underperforming and/or represented undesirable costs to the Company and that, as a result, BrightView would implement a managed exit strategy from low margin or non-profitable contracts that would negatively impact its future revenues; and that BrightView failed to disclose an alleged labor shortage caused by the Company’s inability to hire sufficient workers through the H-2B visa program would adversely affect earnings. On July 19, 2019, the Court entered an order consolidating the McComas and Speiser state court actions, under the caption, In re BrightView Holdings, Inc. Securities Litigation, with the amended McComas complaint as the operative pleading. On August 12, 2019, BrightView and the other defendants filed preliminary objections seeking dismissal of the complaint as legally insufficient. Defendants also filed a petition for dismissal based on the provision in BrightView’s certificate of incorporation that designates the federal district courts of the United States of America as the exclusive forum for resolving any claim arising under the United States federal securities laws, or to stay the action pending the decision of the Delaware Supreme Court in Sciabacucchi v. Salzberg. In that case, the Delaware Supreme Court is expected to decide whether federal forum selection provisions such as the one in BrightView’s certificate of incorporation are enforceable under Delaware law.  On November 4, 2019, plaintiffs filed a motion for class certification.  On November 6, 2019, the Court overruled defendants’ preliminary objections and denied defendants’ petition for dismissal or for a stay.  The Company intends to continue to defend itself vigorously against the actions.  The Company is unable at this time to determine the amount of the possible loss or range of loss, if any, that it may incur as a result of these matters.

16.	Segments

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

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Maintenance Services	$1,813.4	$1,774.8	$1,278.3
Development Services	595.4	583.3	437.7
Eliminations	(4.2)	(4.5)	(2.4)
Net Service Revenues	$2,404.6	$2,353.6	$1,713.6
Maintenance Services	$282.0	$289.8	$210.3
Development Services	81.7	78.7	52.9
Corporate	(58.6)	(68.4)	(46.0)
Adjusted EBITDA(1)	$305.1	$300.1	$217.2
Maintenance Services	$65.4	$45.5	$40.3
Development Services	10.6	4.9	5.1
Corporate	13.9	36.0	5.2
Capital Expenditures	$89.9	$86.4	$50.6

(1)	Presented below is a reconciliation of Net Loss to Adjusted EBITDA:

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Net income (loss)	$44.4	$(15.1)	$(14.0)
Interest expense	72.5	97.8	73.7
Income tax provision (benefit)	12.8	(66.2)	(9.2)
Depreciation expense	80.1	75.3	56.5
Amortization expense	56.3	104.9	92.9
Establish public company financial reporting compliance (a)	4.8	4.1	0.8
Business transformation and integration costs (b)	17.5	25.5	10.8
Expenses related to initial public offering (c)	1.0	6.8	—
Debt extinguishment (d)	—	25.1	—
Equity-based compensation (e)	15.7	28.8	3.8
Management fees (f)	—	13.1	1.9
Adjusted EBITDA	$305.1	$300.1	$217.2

(a)

Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley, the accelerated adoption of the revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) and other miscellaneous costs.

(b)

Business transformation and integration costs consist of (i) severance and related costs; (ii) rebranding of vehicle fleet; (iii) business integration costs and (iv) information technology infrastructure transformation costs and other.

(c)	Represents transaction related expenses incurred in connection with the IPO and subsequent registration statements.
(d)	Represents losses on the extinguishment of debt.
(e)	Represents equity-based compensation expense recognized for equity incentive plans outstanding, including $19.6 related to the IPO in the fiscal year ended September 30, 2018.
(f)	Represents fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of the IPO.

17.	Earnings (Loss) Per Share of Common Stock

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

	Fiscal Year Ended	Fiscal Year Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Numerator:
Net income (loss) available to common stockholders	$44.4	$(15.1)	$(14.0)
Denominator:
Weighted average number of common shares outstanding – Basic	102,800,000	83,369,000	77,071,000
Basic earnings (loss) per share	$0.43	$(0.18)	$(0.18)
Weighted average number of common shares outstanding – Diluted	103,363,000	83,369,000	77,071,000
Diluted earnings (loss) per share	$0.43	$(0.18)	$(0.18)
Other Information:
Weighted average number of anti-dilutive options and restricted stock (a)	5,935,000	1,283,000	—

(a)	Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.