Form 10-Q
period 2019-12-31
BrightView Holdings, Inc.
filed 2020-02-06
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2020 was 104,845,327.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provision of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under the heading “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	December 31, 2019	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$10.3	$39.1
Accounts receivable, net	363.9	333.7
Unbilled revenue	84.9	107.6
Inventories	28.4	26.5
Other current assets	55.1	44.5
Total current assets	542.6	551.4
Property and equipment, net	268.6	272.4
Intangible assets, net	242.2	251.5
Goodwill	1,823.0	1,810.4
Operating lease assets	65.0	—
Other assets	45.5	42.9
Total assets	$2,986.9	$2,928.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$109.3	$99.8
Current portion of long-term debt	10.4	10.4
Deferred revenue	66.5	49.1
Current portion of self-insurance reserves	41.7	37.4
Accrued expenses and other current liabilities	111.5	136.0
Current portion of operating lease liabilities	23.3	—
Total current liabilities	362.7	332.7
Long-term debt, net	1,132.5	1,134.2
Deferred tax liabilities	60.3	64.4
Self-insurance reserves	84.7	87.1
Long-term operating lease liabilities	48.0	—
Other liabilities	15.6	26.4
Total liabilities	1,703.8	1,644.8
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2019 and September 30, 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 104,845,000 and 104,700,000 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	1.0	1.0
Treasury stock, at cost; 91,000 and 52,000 shares as of December 31, 2019 and September 30, 2019, respectively	(1.7)	(1.0)
Additional paid-in-capital	1,452.3	1,441.8
Accumulated deficit	(158.9)	(146.3)
Accumulated other comprehensive loss	(9.6)	(11.7)
Total stockholders’ equity	1,283.1	1,283.8
Total liabilities and stockholders’ equity	$2,986.9	$2,928.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended December 31,
	2019	2018
Net service revenues	$570.7	$526.0
Cost of services provided	427.7	394.1
Gross profit	143.0	131.9
Selling, general and administrative expense	130.3	110.2
Amortization expense	13.5	15.1
(Loss) income from operations	(0.8)	6.6
Other income (expense)	0.7	(1.5)
Interest expense	17.4	17.1
(Loss) before income taxes	(17.5)	(12.0)
Income tax benefit	4.9	3.2
Net (loss)	$(12.6)	$(8.8)
(Loss) per share:
Basic and diluted	$(0.12)	$(0.09)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2019	2018
Net (loss)	$(12.6)	$(8.8)
Net derivative gains (losses) arising during the period, net of tax of $(0.1) and $(1.1), respectively	0.2	(3.0)
Reclassification of losses into net (loss), net of tax of $0.7 and $0.3, respectively	1.9	0.5
Other comprehensive income (loss)	2.1	(2.5)
Comprehensive (loss)	$(10.5)	$(11.3)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2019 and 2018

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2019	104.7	$1.0	$1,441.8	$(146.3)	$(11.7)	$(1.0)	$1,283.8
Net (loss)	—	—	—	(12.6)	—	—	(12.6)
Other comprehensive income, net of tax	—	—	—	—	2.1	—	2.1
Capital contributions and issuance of common stock	0.2	—	2.3	—	—	—	2.3
Equity-based compensation	—	—	8.2	—	—	—	8.2
Repurchase of common stock and distributions	—	—	—	—	—	(0.7)	(0.7)
Balance, December 31, 2019	104.9	$1.0	$1,452.3	$(158.9)	$(9.6)	$(1.7)	$1,283.1

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2018	104.5	$1.0	$1,426.3	$(189.6)	$(10.4)	—	$1,227.3
Net (loss)	—	—	—	(8.8)	—	—	(8.8)
Other comprehensive loss, net of tax	—	—	—	—	(2.5)	—	(2.5)
Capital contributions and issuance of common stock	0.5	—	—	—	—	—	—
Equity-based compensation	—	—	5.9	—	—	—	5.9
Adoption of ASC 606	—	—	—	(1.1)	—	—	(1.1)
Balance, December 31, 2018	105.0	$1.0	$1,432.2	$(199.5)	$(12.9)	$—	$1,220.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(12.6)	$(8.8)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	20.2	19.3
Amortization of intangible assets	13.5	15.1
Amortization of financing costs and original issue discount	0.9	0.9
Deferred taxes	(4.9)	(3.8)
Equity-based compensation	8.2	5.9
Other non-cash activities, net	2.3	0.2
Change in operating assets and liabilities:
Accounts receivable	(29.6)	18.3
Unbilled and deferred revenue	40.3	9.6
Inventories	(1.7)	(1.2)
Other operating assets	(12.4)	(0.5)
Accounts payable and other operating liabilities	(16.9)	(48.6)
Net cash provided by operating activities	7.3	6.4
Cash flows from investing activities:
Purchase of property and equipment	(14.5)	(17.3)
Proceeds from sale of property and equipment	1.0	1.8
Business acquisitions, net of cash acquired	(18.4)	(1.9)
Other investing activities, net	—	0.2
Net cash used in investing activities	(31.9)	(17.2)
Cash flows from financing activities:
Repayments of finance lease obligations	(1.5)	(1.5)
Repayments of debt	(12.6)	(5.2)
Proceeds from receivables financing agreement	10.0	—
Other financing activities, net	(0.1)	—
Net cash used in financing activities	(4.2)	(6.7)
Net change in cash and cash equivalents	(28.8)	(17.5)
Cash and cash equivalents, beginning of period	39.1	35.2
Cash and cash equivalents, end of period	$10.3	$17.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(In millions, except per share and share data)

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

The consolidated balance sheet as of September 30, 2019, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2019, but does not include all disclosures required by GAAP, for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission (“SEC”).

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

2.Recent Accounting Pronouncements

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

On October 1, 2019, the Company elected to adopt the standard using the modified retrospective approach applied to lease arrangements that were in place on the date of initial adoption. Results for reporting periods beginning October 1, 2019 are presented under the new standard, while prior-period amounts are not adjusted and continue to be reported in accordance with historical accounting under ASC 840, Leases.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. As an accounting policy election, the Company excluded short-term leases (term of 12 months or less) from the balance sheet and accounts for non-lease and lease components in a contract as a single component for all asset classes.

The Company recorded a lease liability of $76.3 and a corresponding right-of-use asset of $70.6 upon adoption of the new lease standard at October 1, 2019. The right-of-use asset and lease liability recorded as of October 1, 2019 include, respectively, amounts previously classified as deferred rent obligations and exit/disposal liabilities, and prepaid rent, totaling approximately $5.7. The Company’s finance lease assets and liabilities, which are disclosed in Note 11 “Leases”, remain largely unchanged under the lease accounting standard. The standard did not have a material impact on the Company’s results of operations or liquidity. The guidance did not have a material impact on its debt covenant compliance.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740; Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes. The ASU removes specified exceptions and adds requirements to simplify the accounting for income taxes. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted.  The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.

3.Revenue

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

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 14 “Segments”, the Company’s reportable segments are Maintenance Services and Development Services.

	Three Months Ended December 31,
	2019	2018
Landscape Maintenance	$363.3	$344.5
Snow Removal	55.6	48.0
Maintenance Services	418.9	392.5
Development Services	152.8	134.4
Eliminations	(1.0)	(0.9)
Net service revenues	$570.7	$526.0

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of December 31, 2019, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $388.2. The Company expects to recognize revenue on 62% of the remaining performance obligations over the next 12 months and an additional 38% over the 12 months thereafter.

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

Changes in deferred revenue for the three month period ended December 31, 2019 were as follows:

Deferred Revenue
Balance, October 1, 2019	$49.1
Recognition of revenue	(214.7)
Deferral of revenue	232.1
Balance, December 31, 2019	$66.5

There were $33.8 of amounts billed during the period and $11.1 of additions to our unbilled revenue balance during the three month period from October 1, 2019 to December 31, 2019.

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

4.Accounts Receivable

Accounts receivable of $363.9 and $333.7, is net of an allowance for doubtful accounts of $5.6 and $5.0 and includes amounts of retention on incomplete projects to be completed within one year of $47.8 and $43.2 at December 31, 2019 and September 30, 2019, respectively.

5.Inventories

Inventories consist of the following:

	December 31, 2019	September 30, 2019
Finished products	$7.1	$6.8
Semi-finished products	10.5	11.0
Raw materials and supplies	10.8	8.7
Inventories	$28.4	$26.5

6.Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	December 31, 2019	September 30, 2019
Land	—	$54.1	$54.1
Buildings and leasehold improvements	2-40 yrs.	42.0	40.1
Operating equipment	2-7 yrs.	197.1	199.8
Transportation vehicles	3-7 yrs.	240.3	236.5
Office equipment and software	3-10 yrs.	61.4	63.3
Construction in progress	—	8.3	8.2
Property and equipment		603.2	602.0
Less: Accumulated depreciation		334.6	329.6
Property and equipment, net		$268.6	$272.4

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $20.2 and $19.3 for the three months ended December 31, 2019 and 2018, respectively.

7.Intangible Assets, Goodwill and Acquisitions

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $13.5 and $15.1 for the three months ended December 31, 2019 and 2018, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of December 31, 2019 and September 30, 2019 consisted of the following:

		December 31, 2019		September 30, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$643.8	$(406.6)	$639.6	$(393.3)
Trademarks	4-12 yrs.	4.8	(1.7)	4.8	(1.7)
Non-compete agreements	5 yrs.	2.7	(0.8)	2.7	(0.6)
Total intangible assets		$651.3	$(409.1)	$647.1	$(395.6)

The following is a summary of the activity for the periods ended September 30, 2019 and December 31, 2019 for goodwill:

	Maintenance Services	Development Services	Total
Balance, September 30, 2018	$1,572.4	$194.4	$1,766.8
Acquisitions	43.6	—	43.6
Balance, September 30, 2019	1,616.0	194.4	1,810.4
Acquisitions	12.6	—	12.6
Balance, December 31, 2019	$1,628.6	$194.4	$1,823.0

8.Long-term Debt

Long-term debt consists of the following:

	December 31, 2019	September 30, 2019
Series B term loan	$1,019.2	$1,021.7
Receivables financing agreement	140.0	140.0
Financing costs, net	(16.3)	(17.1)
Total debt, net	1,142.9	1,144.6
Less: Current portion of long-term debt	10.4	10.4
Long-term debt, net	$1,132.5	$1,134.2

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility.  The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $2.6 for the three month period ended December 31, 2019.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 revolving credit facility under the Credit Agreement.  The Company had no outstanding balance under the Revolving Credit Facility as of December 31, 2019 and September 30, 2019.  There were no borrowing or repayments under the facility for the three months ended December 31, 2019 and December 31, 2018.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the three months ended December 31, 2019, the Company borrowed $10.0 against the capacity and voluntarily repaid $10.0. During the three months ended December 31, 2018, there was no activity under the Receivables Financing Agreement.

The following are the scheduled maturities of long-term debt, which do not include any estimated excess cash flow payments:

December 31,
2020	$10.4
2021	10.4
2022	150.4
2023	10.4
2024 and thereafter	979.8
Total long-term debt	1,161.4
Less: Current maturities	10.4
Less: Original issue discount	2.2
Less: Financing costs	16.3
Total long-term debt, net	$1,132.5

The Company has estimated the fair value of its long-term debt to be approximately $1,169.1 and $1,166.6 as of December 31, 2019 and September 30, 2019, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019 and September 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019:

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.8	$11.8	$—	$—
Total assets	$11.8	$11.8	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$13.8	$—	$13.8	$—
Other liabilities:
Obligation to Rabbi Trust	11.8	11.8	—	—
Total liabilities	$25.6	$11.8	$13.8	$—

	September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.1	$11.1	$—	$—
Total assets	$11.1	$11.1	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$6.3	$—	$6.3	$—
Other liabilities:
Interest rate swap contracts	10.9	—	10.9	—
Obligation to Rabbi Trust	11.1	11.1	—	—
Total liabilities	$28.3	$11.1	$17.2	$—

Hedging Activities

As of December 31, 2019 and September 30, 2019, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive income (loss) and subsequently reclassified to Interest expense in the Consolidated Statements of Operations when the hedged item affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2020. The notional amount of interest rate contracts was $1,000.0 and $1,000.0, respectively, at December 31, 2019 and September 30, 2019. The net deferred losses on the interest rate swaps as of December 31, 2019 of $9.5, net of taxes, are expected to be recognized in interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2019	2018
Income (loss) recognized in Other comprehensive income (loss)	$0.2	$(4.2)
Net (loss) reclassified from Accumulated other comprehensive loss into Interest expense	(3.0)	(0.8)

10.Income Taxes

The following table summarizes the Company’s income tax benefit and effective income tax rate for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
(Loss) before income taxes	$(17.5)	$(12.0)
Income tax (benefit)	(4.9)	(3.2)
Effective income tax rate	28.0%	26.7%

The increase in the effective tax rate for the three months ended December 31, 2019 when compared to the three months ended December 31, 2018, is primarily related to the benefit for state tax law changes that were recorded discretely during the period.

11.Leases0-3, 842-20-50-9]

The Company determines if an arrangement is a lease at the inception of the agreement. The Company determines an arrangement is a lease if it conveys the right to control the use of the asset for a period of time in exchange for consideration.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, furniture, and information technology assets. The Company’s leases have remaining lease terms of month to month up to 13 years with one or more exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. For purposes of calculating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance, common area maintenance, and tax payments. The variable lease payments are not presented as part of the initial right-of-use asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants or residual value guarantees.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at December 31, 2019:

Operating leases:
Right-of-use asset	$65.0
Current portion of lease liabilities	23.3
Lease liabilities	48.0
Total operating lease liabilities	$71.3

Finance leases:
Right-of-use asset(1)	$36.9
Current portion of lease liabilities(2)	4.8
Lease liabilities(3)	1.4
Total finance lease liabilities	$6.2

(1)	Included in “Property and equipment, net” in the consolidated balance sheet.
(2)	Included in “Accrued expenses and other liabilities” in the consolidated balance sheet.
(3)	Included in “Other liabilities” in the consolidated balance sheet.

As most of the Company’s leases do not specifically state an implicit rate, the Company uses an incremental borrowing rate consistent with the lease term as of the lease commencement date when calculating the present value of remaining lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis. The remaining lease term does not reflect all renewal options available to the Company, only those renewal options that the Company has assessed as reasonably certain taking into consideration the economic factors noted above.

The weighted-average remaining lease terms and incremental borrowing rates as of December 31, 2019 are as follows:

Operating leases:
Weighted-average remaining lease term (years)	5.6
Weighted-average incremental borrowing rate	3.2%

Finance leases:
Weighted-average remaining lease term (years)	1.8
Weighted-average incremental borrowing rate	4.2%

The components of lease cost for operating and finance leases for the three months ended December 31, 2019 were as follows:

Operating lease cost	$7.3
Finance lease cost:
Amortization of right-of-use asset	1.1
Interest on lease liabilities	—
Total finance lease cost	1.1
Short-term lease cost	6.4
Variable lease costs not included in lease liability	0.1
Sublease income	(0.1)
Total lease cost	$14.8

Supplemental cash flow information for the three months ended December 31, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(6.6)
Operating cash flows from finance leases	—
Financing cash flows from finance leases	(1.5)

As of December 31, 2019, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of December 31, 2019 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2020	$17.7	$5.0
2021	18.0	2.2
2022	13.0	0.5
2023	9.8	0.1
2024	6.5	—
Thereafter	16.3	—
Total	81.3	7.8
Less: Executory Costs	—	(0.1)
Total net lease payments	81.3	7.7
Less: Amounts representing interest	10.0	1.5
Total lease liabilities	71.3	6.2
Less: Current portion of lease liabilities	(23.3)	(4.8)
Non-current lease liabilities	$48.0	$1.4

Future minimum lease payments for operating leases accounted for under ASC 840, Leases, with remaining non-cancelable terms in excess of one year at September 30, 2019 were as follows:

Fiscal Year Ended September 30,
2020	$21.7
2021	17.0
2022	13.2
2023	10.3
2024 and thereafter	22.8
Total	$85.0

Future minimum lease payments under capital lease obligations as of September 30, 2019 are as follows:

Future minimum lease payments:
Fiscal Year Ended September 30:
2020	$5.6
2021	3.2
2022	0.7
2023	0.2
2024 and thereafter	—
Total	9.7
Less: Executory costs	(0.1)
Net minimum lease payments	9.6
Less: Amount representing interest	(1.1)
Present value of net minimum lease payments	8.5
Less: Current portion	(5.4)
Long-term portion of finance lease obligations	$3.1

12.Equity-based Compensation

Restricted Stock Units

On November 22, 2019, the Company issued 194,000 nonforfeitable restricted stock units (“RSUs”) at a weighted average grant date fair value of $16.89, all of which are subject to vesting. The majority of these shares will vest ratably over a two-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant is approximately $3.3 all of which was recognized during the three months ended December 31, 2019.

On November 22, 2019, the Company issued 454,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $16.89, all of which are subject to vesting. The majority of these units will vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6.8 over the requisite service period.

Stock Option Awards

On November 22, 2019, the Company issued 953,000 stock options at a weighted average exercise price of $16.89 and a weighted average grant date fair value of $8.06, the majority of which will vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6.6 over the requisite service period.

Information regarding the total equity-based compensation expense, for the periods indicated is as follows:

	Three Months Ended December 31,
	2019	2018
Total equity-based compensation expense recognized	$8.2	$5.9

At December 31, 2019 the aggregate unamortized value of outstanding stock-based compensation awards was approximately $49.5, with a weighted average remaining life of 2.5 years.

2018 Employee Stock Purchase Plan

The Company’s stockholders approved in 2018 the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”).  A total of 1,100,000 shares of the Company’s common stock were made available for sale on October 22, 2018 and 172,000 were issued on November 14, 2019, and an additional portion thereof will be issued on November 14, 2020.

13.Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at December 31, 2019 was $126.4, of which $41.7 was classified in current liabilities and $84.7 was classified in non-current liabilities in the accompanying unaudited consolidated balance sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2019 was $124.5, of which $37.4 was classified in current liabilities and $87.1 was classified in non-current liabilities in the accompanying consolidated balance sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at December 31, 2019 includes $34.1 related to claims recoverable from third party insurance carriers. Corresponding assets of $6.6 and $27.5 are recorded at December 31, 2019, as Other current assets and Other assets, respectively.  The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2019 includes $32.1 related to claims recoverable from third party insurance carriers. Corresponding assets of $6.1 and $26.0 were recorded at September 30, 2019, as Other current assets and Other assets, respectively.

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

Stockholder Litigation

In April 2019, two purported class action complaints, one captioned McComas v. BrightView Holdings, Inc., and the other captioned Speiser v. BrightView Holdings, Inc., were filed against the Company, certain current and former officers and directors of the Company, the underwriters in the Company’s IPO, and the Company’s alleged controlling stockholders. The complaints were consolidated in July 2019 in the Montgomery County Court of Common Pleas under the caption In re BrightView Holdings, Inc. Securities Litigation, with the McComas complaint, as subsequently amended, as the operative pleading.  Both complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants and controlling person claims under Section 15 of the Act against certain defendants. The plaintiffs purport to represent similar classes of persons who purchased BrightView stock in its IPO in July 2018 or purchased BrightView stock in the market that was traceable to the shares issued in the IPO. The complaints allege that the IPO prospectus was misleading because it allegedly failed to disclose that a portion of BrightView’s contracts were underperforming and/or represented undesirable costs to the Company and that, as a result, BrightView would implement a managed exit strategy from low margin or non-profitable contracts that would negatively impact its future revenues; and that BrightView failed to disclose an alleged labor shortage caused by the Company’s inability to hire sufficient workers through the H-2B visa program would adversely affect earnings. On August 12, 2019, BrightView and the other defendants filed preliminary objections seeking dismissal of the complaint as legally insufficient. Defendants also filed a petition for dismissal based on the provision in BrightView’s certificate of incorporation that designates the federal district courts of the United States of America as the exclusive forum for resolving any claim arising under the United States federal securities laws, or to stay the action pending the decision of the Delaware Supreme Court in Sciabacucchi v. Salzberg. In that case, the Delaware Supreme Court is expected to decide whether federal forum selection provisions such as the one in BrightView’s certificate of incorporation are enforceable under Delaware law.  On November 4, 2019, plaintiffs filed a motion for class certification.  On November 6, 2019, the Court overruled defendants’ preliminary objections and denied defendants’ petition for dismissal or for a stay.  On January 10, 2020, the defendants filed answers to the complaint, and discovery in the case is now ongoing. The Company intends to continue to defend itself vigorously against the actions.  The Company is unable at this time to determine the amount of the possible loss or range of loss, if any, that it may incur as a result of these matters.

14.Segments

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance. The following is a summary of certain financial data for each of the segments:

	Three Months Ended December 31,
	2019	2018
Maintenance Services	$418.9	$392.5
Development Services	152.8	134.4
Eliminations	(1.0)	(0.9)
Net service revenues	$570.7	$526.0
Maintenance Services	$47.7	$48.7
Development Services	19.1	17.0
Corporate	(15.1)	(15.6)
Adjusted EBITDA(1)	$51.7	$50.1
Maintenance Services	$11.7	$11.1
Development Services	2.0	3.2
Corporate	0.8	3.0
Capital expenditures	$14.5	$17.3

(1)	Presented below is a reconciliation of Net (loss) to Adjusted EBITDA:

	Three Months Ended December 31,
	2019	2018
Net (loss)	$(12.6)	$(8.8)
Interest expense	17.4	17.1
Income tax (benefit)	(4.9)	(3.2)
Depreciation expense	20.2	19.3
Amortization expense	13.5	15.1
Establish public company financial reporting compliance (a)	0.9	0.4
Business transformation and integration costs (b)	8.3	4.3
Offering-related expenses (c)	0.4	—
Equity-based compensation (d)	8.5	5.9
Adjusted EBITDA	$51.7	$50.1

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

(c)	Represents expenses incurred for IPO related litigation and subsequent registration statements. No related expenses were incurred during the three months ended December 31, 2018.
(d)

Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding, including $2.0 of equity based compensation expense related to the IPO during the three months ended December 31, 2019.

15.Earnings (Loss) Per Share of Common Stock

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

	Three Months Ended December 31,
	2019	2018
Numerator:
Net (loss) available to common stockholders	$(12.6)	$(8.8)
Denominator:
Weighted average number of common shares outstanding – basic and diluted	103,307,000	102,502,000
Basic and diluted (loss) per share	$(0.12)	$(0.09)
Other Information:
Weighted average number of anti-dilutive options and restricted stock	7,607,000	5,891,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2019 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 21, 2019, and presumes that readers have read or have access to such discussion and analysis.  The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Components of Our Revenues and Expenses

Net Service Revenues

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance.  The right to invoice practical expedient, defined within Note 3 “Revenue” to our unaudited consolidated financial statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services.  When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method.  Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed.  Fees for enhancement services are typically billed as the services are performed.

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

Other (Expense) Income

Other (expense) income consists primarily of investment gains and losses related to investments held in Rabbi Trust.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies.  We incurred $5.0 million of integration costs during the three months of fiscal 2020 related to acquisitions completed during fiscal 2019 and $0.4 million related to acquisitions completed during fiscal 2020.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended December 31,
(In millions)	2019	2018
Net service revenues	$570.7	$526.0
Cost of services provided	427.7	394.1
Gross profit	143.0	131.9
Selling, general and administrative expense	130.3	110.2
Amortization expense	13.5	15.1
(Loss) income from operations	(0.8)	6.6
Other income (expense)	0.7	(1.5)
Interest expense	17.4	17.1
(Loss) before income taxes	(17.5)	(12.0)
Income tax benefit	4.9	3.2
Net (loss)	$(12.6)	$(8.8)
Adjusted EBITDA(1)	$51.7	$50.1
Adjusted Net Income(1)	$10.6	$10.4
Cash flows from operating activities	$7.3	$6.4
Free Cash Flow(1)	$(6.2)	$(9.1)

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018

Net Service Revenues

Net service revenues for the three months ended December 31, 2019 increased $44.7 million, or 8.5%, to $570.7 million, from $526.0 million in the 2018 period. The increase was driven by increases in Maintenance Services revenues of $26.4 million and Development Services revenues of $18.4 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended December 31, 2019 increased $11.1 million, or 8.4%, to $143.0 million, from $131.9 million in the 2018 period. The increase in gross profit was driven by the increase in revenues, described above. Gross margin remained consistent at 25.1% for the three months ended December 31, 2019 and the 2018 period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2019 increased $20.1 million, or 18.2%, to $130.3 million, from $110.2 million in the 2018 period. This increase was largely driven by an increase of $8.6 million related to our acquired businesses, consisting of an increase of $4.3 million in business integration costs, to $5.4 million, from $1.1 million in the 2018 period, and $4.3 million of incremental overhead. Additionally, there were increases of $2.7 million due to the timing of expenses related to incentive compensation, $2.6 million in equity based compensation expense due to changes in our long term incentive plans and the employee stock purchase plan, and $3.4 million in salaries and other employee related expenses. As a percentage of revenue, selling, general and administrative expense increased 180 basis points for the three months ended December 31, 2019 to 22.8%, from 21.0% in the 2018 period.

Amortization Expense

Amortization expense for the three months ended December 31, 2019 decreased $1.6 million, or 10.6%, to $13.5 million, from $15.1 million in the 2018 period. The decrease was principally due to a $2.1 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by $0.5 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income (Expense)

Other income was $0.7 million for the three months ended December 31, 2019, an increase of $2.2 million from Other expense of $1.5 million in the 2018 period. The increase is driven by an increase in gains on investments held in Rabbi Trust.

Interest Expense

Interest expense for the three months ended December 31, 2019 increased $0.3 million, or 1.8%, to $17.4 million, from $17.1 million in the 2018 period. The increase was driven by the impact of our interest rate swaps for the period, partially offset by a lower weighted average interest rate on our term loans in the 2019 period of 4.36% compared to 4.85% in the 2018 period.

Income Tax Benefit

Income tax benefit for the three months ended December 31, 2019 increased $1.7 million, to $4.9 million, from $3.2 million in the 2018 period. The increase in tax benefit is primarily attributable to the increase in the loss before income taxes due to an increase in Selling, general and administrative expense, as discussed further above.

Net (Loss)

For the three months ended December 31, 2019, net loss was $12.6 million, compared to net loss of $8.8 million in the 2018 period. The change was attributed to lower income from operations, partially offset by an increase in Other income and an increase in the Income tax benefit.

Adjusted EBITDA

Adjusted EBITDA increased $1.6 million for the three months ended December 31, 2019, to $51.7 million, from $50.1 million in the 2018 period. Adjusted EBITDA as a percentage of revenue was 9.1% and 9.5% for the three months ended December 31, 2019 and 2018, respectively. The increase in Adjusted EBITDA was principally driven by an increase in Development Services Segment Adjusted EBITDA of $2.1 million, or 12.4%, as well as a decrease in corporate expenses of $0.5 million, partially offset by a decrease of $1.0 million, or 2.1%, in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended December 31, 2019 increased $0.2 million to $10.6 million, from $10.4 million in the 2018 period due to the changes noted above.

Non-GAAP Financial Measures

In addition to our GAAP financial measures, we review various non-GAAP financial measures including Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”) and Free Cash Flow.

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

We believe Free Cash Flow is a helpful supplemental measure to assist us and investors in evaluating our liquidity. Free Cash Flow represents cash flows from operating activities less capital expenditures, net of proceeds from the sale of property and equipment. We believe Free Cash Flow is useful to provide additional information to assess our ability to pursue business opportunities and investments and to service our debt. Free Cash Flow has limitations as an analytical tool, including that it does not account for our future contractual commitments and exclude investments made to acquire assets under finance leases and required debt service payments.

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Free Cash Flow.  Adjusted EPS is defined as Adjusted Net Income (shown below) divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS and presented in Note 15 “Earnings (Loss) Per Share of Common Stock” in the Notes to unaudited consolidated financial statements.

	Three Months Ended December 31,
(In millions)	2019	2018
Adjusted EBITDA
Net (loss)	$(12.6)	$(8.8)
Plus:
Interest expense, net	17.4	17.1
Income tax (benefit)	(4.9)	(3.2)
Depreciation expense	20.2	19.3
Amortization expense	13.5	15.1
Establish public company financial reporting compliance (a)	0.9	0.4
Business transformation and integration costs (b)	8.3	4.3
Offering-related expenses (c)	0.4	—
Equity-based compensation (d)	8.5	5.9
Adjusted EBITDA	$51.7	$50.1
Adjusted Net Income
Net (loss)	$(12.6)	$(8.8)
Plus:
Amortization expense	13.5	15.1
Establish public company financial reporting compliance (a)	0.9	0.4
Business transformation and integration costs (b)	8.3	4.3
Offering-related expenses (c)	0.4	—
Equity-based compensation (d)	8.5	5.9
Income tax adjustment (e)	(8.4)	(6.5)
Adjusted Net Income	$10.6	$10.4
Free Cash Flow
Cash flows from operating activities	$7.3	$6.4
Minus:
Capital expenditures	14.5	17.3
Plus:
Proceeds from sale of property and equipment	1.0	1.8
Free Cash Flow	$(6.2)	$(9.1)

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

	Three Months Ended December 31,
(In millions)	2019	2018
Severance and related costs	$0.2	$0.5
Rebranding of vehicle fleet	—	0.3
Business integration	5.4	1.1
IT infrastructure transformation and other	2.7	2.4
Business transformation and integration costs	$8.3	$4.3

(c)	Represents expenses incurred for IPO related litigation and subsequent registration statements. No related expenses were incurred during the three months ended December 31, 2018.
(d)

Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding, including $2.0 million of equity based compensation expense related to the IPO in the three months ended December 31, 2019.

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

	Three Months Ended December 31,
(In millions)	2019	2018
Tax impact of pre-tax income adjustments	$8.1	$5.9
Discrete tax items	0.3	0.6
Income tax adjustment	$8.4	$6.5

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

Segment Results for the Three Months Ended December 31, 2019 and 2018

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended December 31,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$418.9	$392.5	6.7%
Segment Adjusted EBITDA	$47.7	$48.7	(2.1)%
Segment Adjusted EBITDA Margin	11.4%	12.4%	(100	) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended December 31, 2019 increased by $26.4 million, or 6.7%, from the 2018 period.  Revenues from landscape maintenance services were $363.3 million, an increase of $18.8 million over the 2018 period and revenues from snow removal services were $55.6 million, an increase of $7.6 million over the 2018 period. The increase in landscape maintenance services was driven by a $21.6 million revenue contribution from acquired businesses offset by a decrease of $2.8 million in underlying commercial landscaping due to the wind down of our strategic managed exit initiative and the timing of new contracts. The increase in snow removal services was primarily attributable to increased snow contracts and the higher relative snowfall in the three months ended December 31, 2019 as compared to the 2018 period (snowfall for the three months ended December 31, 2019 and 2018 was 106.1% and 83.4%, respectively, of the historical 10-year average for that three-month period). Additionally, there was a $1.6 million snow removal services revenue contribution from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2019 decreased by $1.0 million to $47.7 million from $48.7 million in the 2018 period principally driven by a decrease in Segment Adjusted EBITDA Margin of 100 basis points, to 11.4%, in the three months ended December 31, 2019, from 12.4% in the 2018 period. The decrease in Adjusted EBITDA Margin was principally due to an increase in employee and technology related costs, primarily driven by the timing of expenses related to incentive compensation and the increased investment in our sales and operational leadership teams.

Development Services Segment Results

	Three Months Ended December 31,		Percent Change
(In millions)	2019	2018	2019 vs. 2018
Net Service Revenues	$152.8	$134.4	13.7%
Segment Adjusted EBITDA	$19.1	$17.0	12.4%
Segment Adjusted EBITDA Margin	12.5%	12.6%	(10	) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended December 31, 2019 increased $18.4 million, or 13.7%, compared to the 2018 period. The increase in development services revenues was driven by higher project volumes and an increase in the work completed compared to the prior fiscal period.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2019 increased $2.1 million, to $19.1 million, compared to the 2018 period.  The increase in Segment Adjusted EBITDA was due to the increase in net revenue described above, combined with productivity improvements partially offset by an increase in employee related costs driven by the timing of expenses related to incentive compensation. Segment Adjusted EBITDA Margin decreased 10 basis points, to 12.5%, in the three months ended December 31, 2019, from 12.6% in the 2018 period.

Liquidity and Capital Resources

Liquidity

Since the consummation of the KKR Acquisition and related financing transactions, our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement and the Receivables Financing Agreement. Our principal uses of cash following the consummation of the KKR Acquisition and related financing transactions have been to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions. We may also seek to finance capital expenditures under finance leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

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

(In millions)	December 31, 2019	September 30, 2019
Cash and cash equivalents	$10.3	$39.1
Short-term borrowings and current maturities of long-term debt	10.4	10.4
Long-term debt	1,132.5	1,134.2
Total debt, net	$1,142.9	$1,144.6

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended December 31,
(In millions)	2019	2018
Operating activities	$7.3	$6.4
Investing activities	$(31.9)	$(17.2)
Financing activities	$(4.2)	$(6.7)
Free Cash Flow (1)	$(6.2)	$(9.1)

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2019 increased $0.9 million, to $7.3 million, from $6.4 million in the 2018 period. This increase was primarily due to an increase in cash provided by unbilled and deferred revenue coupled with a decrease in cash used by accounts payable and other operating liabilities, mostly offset by a decrease in cash provided by accounts receivable and an increase in cash used by other operating assets.

Cash Flows used in Investing Activities

Net cash used in investing activities increased $14.7 million to $31.9 million for the three months ended December 31, 2019 from $17.2 million in the 2018 period. Cash used in investing activities included cash paid for acquisitions which increased $16.5 million to $18.4 million for the three months ended December 31, 2019, compared to $1.9 million in the 2018 period. This increase was slightly offset by a decrease in cash used for capital expenditures of $2.8 million for the three months ended December 31, 2019 compared to the 2018 period.

Cash Flows used in Financing Activities

Net cash flows used in financing activities of $4.2 million for the three months ended December 31, 2019 included scheduled principal payments on long-term borrowings of $12.6 million and repayments of finance lease obligations of $1.5 million offset by net proceeds from our receivables financing agreement of $10.0 million.

Net cash flows used in financing activities of $6.7 million for the three months ended December 31, 2018 included scheduled principal payments on long-term borrowings of $5.2 million and repayments of finance lease obligations of $1.5 million.

Free Cash Flow

Free Cash Flow increased $2.9 million to $(6.2) million for the three months ended December 31, 2019 from $(9.1) million in the 2018 period. The increase in Free Cash Flow was due to an increase in cash flows from operating activities of $0.9 million as well as a decrease in capital expenditures of $2.8 million, each as described above, partially offset by a decrease in proceeds from the sale of property and equipment of $0.8 million.

Working Capital

(In millions)	December 31, 2019	September 30, 2019
Net Working Capital:
Current assets	$542.6	$551.4
Less: Current liabilities	362.7	332.7
Net working capital	$179.9	$218.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $38.8 million, to $179.9 million, at December 31, 2019, from $218.7 million at September 30, 2019, primarily driven by a decrease in cash and cash equivalents of $28.8 million, an increase in current portion of operating lease liabilities of $23.3 million, a decrease in unbilled revenue of $22.7 million and an increase in deferred revenue of $17.4 million, partially offset by an increase in accounts receivable, net of $30.2 million due to the timing of collections and a decrease in accrued expenses and other liabilities of $24.5 million.

Description of Indebtedness

As of December 31, 2019, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing.  See Note 8 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

During the three months ended December 31, 2019, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2019 in our Annual Report on Form 10-K.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2019, other than those related to revenue as a result of the adoption of ASU 2014-09.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 13 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.

Item 1A. Risk Factors.

As of December 31, 2019, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Exhibit Index

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

10.1*	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant

10.2*	Form of Award Notice and Nonqualified Stock Option Agreement under Brightview Holdings, Inc. 2018 Omnibus Incentive Plan

10.3*	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: February 6, 2020	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)