Form 10-Q
period 2020-06-30
BrightView Holdings, Inc.
filed 2020-08-05
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2020 was 104,902,610.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under the heading “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

•

the duration and extent of the novel coronavirus (COVID-19) pandemic and its resurgence, and the impact of federal, state and local governmental actions and customer behavior in response to the pandemic, including possible additional or reinstated restrictions as a result of a resurgence of the pandemic;

•	the risk that our Maintenance and Development operations may be deemed not to be an essential business or service in jurisdictions where we operate;
•

customer demand for or customer cancellations or delays of work and any adverse impact on the timing and collectability of payments to us from customers as a result of the impact of COVID-19 on our customers;

•

operational disruptions if a significant percentage of our workforce is unable to work or we experience labor shortages, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic and delays in H2-B visa processing;

•	the risk that we may be unable to timely obtain supplies needed to provide our services as a result of disruptions caused by the COVID-19 pandemic;
•	contracting and challenging business, economic and financial conditions, including conditions as a result of the COVID-19 pandemic and its resurgence;
•	competitive industry pressures;
•	the failure to retain current customers, renew existing customer contracts and obtain new customer contracts;
•	the failure to enter into profitable contracts, or maintaining customer contracts that are unprofitable;
•	a determination by customers to reduce their outsourcing or use of preferred vendors;
•	the dispersed nature of our operating structure;
•	our ability to implement our business strategies and achieve our growth objectives;
•	acquisition and integration risks;
•	the seasonal nature of our landscape maintenance services;
•	our dependence on weather conditions;
•	increases in prices for raw materials and fuel;
•	product shortages and the loss of key suppliers;

•	any failure to accurately estimate the overall risk, requirements, or costs when we bid on or negotiate contracts that are ultimately awarded to us;
•	the conditions and periodic fluctuations of real estate markets, including residential and commercial construction;
•	our ability to retain our executive management and other key personnel;
•	our ability to attract and retain trained workers and third-party contractors and re-employ seasonal workers;
•	any failure to properly verify employment eligibility of our employees;
•	subcontractors taking actions that harm our business;
•	our recognition of future impairment charges;
•	laws and governmental regulations, including those relating to employees, wage and hour, immigration, human health and safety and transportation;
•	environmental, health and safety laws and regulations, including regulatory costs, claims and litigation related to the use of chemicals and pesticides by employees and related third-party claims;
•	the distraction and impact caused by litigation, of adverse litigation judgments and settlements resulting from legal proceedings;
•	increase in on-job accidents involving employees;
•	any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•	any failure to protect the security of personal information about our customers, employees and third parties;
•	our ability to adequately protect our intellectual property;
•	occurrence of natural disasters, pandemics, terrorist attacks or other unforeseen adverse events;
•	changes in generally accepted accounting principles in the United States;
•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;
•	our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements;
•	restrictions imposed by our debt agreements that limit our flexibility in operating our business;
•	increases in interest rates governing our variable rate indebtedness increasing the cost of servicing our substantial indebtedness including proposed changes to LIBOR;
•	counterparty credit worthiness risk or risk of non-performance with respect to derivative financial instruments
•	ownership of our common stock; and
•	costs and requirements imposed as a result of maintaining the requirement of being a public company.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	June 30, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$89.9	$39.1
Accounts receivable, net	334.9	333.7
Unbilled revenue	89.8	107.6
Inventories	27.5	26.5
Other current assets	62.6	44.5
Total current assets	604.7	551.4
Property and equipment, net	281.5	272.4
Intangible assets, net	228.1	251.5
Goodwill	1,877.5	1,810.4
Operating lease assets	60.2	—
Other assets	44.5	42.9
Total assets	$3,096.5	$2,928.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$106.9	$99.8
Current portion of long-term debt	10.4	10.4
Deferred revenue	70.8	49.1
Current portion of self-insurance reserves	51.8	37.4
Accrued expenses and other current liabilities	187.1	136.0
Current portion of operating lease liabilities	19.4	—
Total current liabilities	446.4	332.7
Long-term debt, net	1,159.1	1,134.2
Deferred tax liabilities	46.8	64.4
Self-insurance reserves	102.7	87.1
Long-term operating lease liabilities	47.8	—
Other liabilities	26.6	26.4
Total liabilities	1,829.4	1,644.8
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2020 and September 30, 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 104,900,000 and 104,700,000 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	1.0	1.0
Treasury stock, at cost; 108,000 and 52,000 shares as of June 30, 2020 and September 30, 2019, respectively	(1.9)	(1.0)
Additional paid-in-capital	1,462.2	1,441.8
Accumulated deficit	(181.8)	(146.3)
Accumulated other comprehensive loss	(12.4)	(11.7)
Total stockholders’ equity	1,267.1	1,283.8
Total liabilities and stockholders’ equity	$3,096.5	$2,928.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net service revenues	$608.1	$657.2	$1,737.9	$1,779.9
Cost of services provided	451.7	468.6	1,306.2	1,313.3
Gross profit	156.4	188.6	431.7	466.6
Selling, general and administrative expense	131.8	114.0	389.0	343.5
Amortization expense	13.6	13.9	40.6	42.9
Income from operations	11.0	60.7	2.1	80.2
Other income	1.7	0.4	0.4	0.1
Interest expense	15.4	18.4	49.9	54.4
(Loss) income before income taxes	(2.7)	42.7	(47.4)	25.9
Income tax benefit (expense)	0.3	(11.0)	11.9	(6.6)
Net (loss) income	$(2.4)	$31.7	$(35.5)	$19.3
(Loss) earnings per share:
Basic and diluted	$(0.02)	$0.31	$(0.34)	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(2.4)	$31.7	$(35.5)	$19.3
Net derivative (losses) arising during the period, net of tax benefit of $0.2, $0.9, $3.8, and $2.3, respectively	(0.5)	(2.3)	(10.3)	(6.1)
Reclassification of losses into net (loss) income, net of tax expense of $1.9, $0.4, $3.5, and $1.4, respectively	4.7	1.2	9.6	3.6
Other comprehensive income (loss)	4.2	(1.1)	(0.7)	(2.5)
Comprehensive income (loss)	$1.8	$30.6	$(36.2)	$16.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended June 30, 2020 and 2019

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2020	104.9	$1.0	$1,457.3	$(179.4)	$(16.6)	$(1.7)	1,260.6
Net loss	—	—	—	(2.4)	—	—	(2.4)
Other comprehensive income, net of tax	—	—	—	—	4.2	—	4.2
Capital contributions and issuance of common stock	—	—	—	—	—	—	—
Equity-based compensation	—	—	4.9	—	—	—	4.9
Repurchase of common stock and distributions	—	—	—	—	—	(0.2)	(0.2)
Balance, June 30, 2020	104.9	$1.0	$1,462.2	$(181.8)	$(12.4)	$(1.9)	$1,267.1

Balance, September 30, 2019	104.7	$1.0	$1,441.8	$(146.3)	$(11.7)	$(1.0)	$1,283.8
Net loss	—	—	—	(35.5)	—	—	(35.5)
Other comprehensive loss, net of tax	—	—	—	—	(0.7)	—	(0.7)
Capital contributions and issuance of common stock	0.2	—	2.5	—	—	—	2.5
Equity-based compensation	—	—	17.9	—	—	—	17.9
Repurchase of common stock and distributions	—	—	—	—	—	(0.9)	(0.9)
Balance, June 30, 2020	104.9	$1.0	$1,462.2	$(181.8)	$(12.4)	$(1.9)	$1,267.1

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2019	105.0	$1.0	$1,437.8	$(203.1)	$(11.8)	$—	$1,223.9
Net income	—	—	—	31.7	—	—	31.7
Other comprehensive loss, net of tax	—	—	—	—	(1.1)	—	(1.1)
Capital contributions and issuance of common stock	(0.2)	—	—	—	—	—	—
Equity-based compensation	—	—	0.3	—	—	—	0.3
Balance, June 30, 2019	104.8	$1.0	$1,438.1	$(171.4)	$(12.9)	$—	$1,254.8

Balance, September 30, 2018	104.5	$1.0	$1,426.3	$(189.6)	$(10.4)	$—	$1,227.3
Net income	—	—	—	19.3	—	—	19.3
Other comprehensive loss, net of tax	—	—	—	—	(2.5)	—	(2.5)
Capital contributions and issuance of common stock	0.3	—	—	—	—	—	—
Equity-based compensation	—	—	11.8	—	—	—	11.8
Adoption of ASU No. 2014-09 (Refer to Note 2)	—	—	—	(1.1)	—	—	(1.1)
Balance, June 30, 2019	104.8	$1.0	$1,438.1	$(171.4)	$(12.9)	$—	$1,254.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(35.5)	$19.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	60.4	61.9
Amortization of intangible assets	40.6	42.9
Amortization of financing costs and original issue discount	2.8	2.8
Deferred taxes	(17.2)	(10.0)
Equity-based compensation	17.9	11.8
Realized loss on hedges	13.1	4.9
Other non-cash activities, net	2.5	(0.6)
Change in operating assets and liabilities:
Accounts receivable	5.6	(26.0)
Unbilled and deferred revenue	39.9	(15.6)
Inventories	(0.5)	(1.2)
Other operating assets	(18.5)	19.6
Accounts payable and other operating liabilities	50.8	(0.6)
Net cash provided by operating activities	161.9	109.2
Cash flows from investing activities:
Purchase of property and equipment	(45.9)	(77.2)
Proceeds from sale of property and equipment	3.8	6.8
Business acquisitions, net of cash acquired	(86.5)	(59.5)
Other investing activities, net	1.0	1.3
Net cash used in investing activities	(127.6)	(128.6)
Cash flows from financing activities:
Repayments of finance lease obligations	(6.3)	(4.1)
Repayments of term loan	(7.8)	(10.4)
Repayments of receivables financing agreement	(50.0)	(105.0)
Repayments of revolving credit facility	(70.0)	(10.0)
Proceeds from receivables financing agreement	80.0	115.0
Proceeds from revolving credit facility	70.0	10.0
Other financing activities, net	0.6	(0.4)
Net cash provided (used) in financing activities	16.5	(4.9)
Net change in cash and cash equivalents	50.8	(24.3)
Cash and cash equivalents, beginning of period	39.1	35.2
Cash and cash equivalents, end of period	$89.9	$10.9

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for the Company upon issuance through December 31, 2022.  The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the third quarter of fiscal 2020 the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance on its consolidated financial statements and may apply other elections as applicable as additional changes in the market occur.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Landscape Maintenance	$454.9	$486.4	$1,132.0	$1,112.6
Snow Removal	5.1	5.7	163.1	245.4
Maintenance Services	460.0	492.1	1,295.1	1,358.0
Development Services	149.1	166.3	445.5	424.7
Eliminations	(1.0)	(1.2)	(2.7)	(2.8)
Net service revenues	$608.1	$657.2	$1,737.9	$1,779.9

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of June 30, 2020, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $344.2. The Company expects to recognize revenue on 58% of the remaining performance obligations over the next 12 months and an additional 42% over the 12 months thereafter.

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

Changes in deferred revenue for the nine month period ended June 30, 2020 were as follows:

Deferred Revenue
Balance, October 1, 2019	$49.1
Recognition of revenue	(733.1)
Deferral of revenue	754.8
Balance, June 30, 2020	$70.8

There were $112.4 of amounts billed during the period and $94.6 of additions to our unbilled revenue balance during the nine month period from October 1, 2019 to June 30, 2020.

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

4.Accounts Receivable

Accounts receivable of $334.9 and $333.7, is net of an allowance for doubtful accounts of $4.8 and $5.0 and includes $44.0 and $43.2 of retention on incomplete projects to be completed within one year at June 30, 2020 and September 30, 2019, respectively.

5.	Inventories

Inventories consist of the following:

	June 30, 2020	September 30, 2019
Finished products	$7.0	$6.8
Semi-finished products	11.0	11.0
Raw materials and supplies	9.5	8.7
Inventories	$27.5	$26.5

6.Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	June 30, 2020	September 30, 2019
Land	—	$54.5	$54.1
Buildings and leasehold improvements	2-40 yrs.	42.7	40.1
Operating equipment	2-7 yrs.	214.5	199.8
Transportation vehicles	3-7 yrs.	263.1	236.5
Office equipment and software	3-10 yrs.	65.5	63.3
Construction in progress	—	7.2	8.2
Property and equipment		647.5	602.0
Less: Accumulated depreciation		366.0	329.6
Property and equipment, net		$281.5	$272.4

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $20.9 and $20.9 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense related to property and equipment was $60.4 and $61.9 for the nine months ended June 30, 2020 and 2019, respectively.

7.Intangible Assets, Goodwill and Acquisitions

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $13.6 and $13.9 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was $40.6 and $42.9 for the nine months ended June 30, 2020 and 2019, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of June 30, 2020 and September 30, 2019 consisted of the following:

		June 30, 2020		September 30, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$656.9	$(433.4)	$639.6	$(393.3)
Trademarks	4-12 yrs.	4.8	(1.9)	4.8	(1.7)
Non-compete agreements	5 yrs.	2.7	(1.0)	2.7	(0.6)
Total intangible assets		$664.4	$(436.3)	$647.1	$(395.6)

The following is a summary of the goodwill activity for the periods ended September 30, 2019 and June 30, 2020:

	Maintenance Services	Development Services	Total
Balance, September 30, 2018	$1,572.4	$194.4	$1,766.8
Acquisitions	43.6	—	43.6
Balance, September 30, 2019	1,616.0	194.4	1,810.4
Acquisitions	67.1	—	67.1
Balance, June 30, 2020	$1,683.1	$194.4	$1,877.5

During the nine months ended June 30, 2020, the Company acquired, through a series of separate transactions, 100% of the operations of five unrelated Maintenance Services companies. The Company paid approximately $86.5 in consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily intangible assets, principally customer relationships of $17.3. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

8.Long-term Debt

Long-term debt consists of the following:

	June 30, 2020	September 30, 2019
Series B term loan	$1,014.2	$1,021.7
Revolving credit facility	—	—
Receivables financing agreement	170.0	140.0
Financing costs, net	(14.7)	(17.1)
Total debt, net	1,169.5	1,144.6
Less: Current portion of long-term debt	10.4	10.4
Long-term debt, net	$1,159.1	$1,134.2

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility.  The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $7.8 for the nine month period ended June 30, 2020.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility of as of June 30, 2020 and September 30, 2019.  There were $70.0 borrowings under the facility for the nine months ended June 30, 2020, of which, $70.0 were repaid.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the nine months ended June 30, 2020, the Company borrowed $80.0 against the capacity and voluntarily repaid $50.0. During the nine months ended June 30, 2019, the Company borrowed $115.0 against the capacity and voluntarily repaid $105.0.

The following are the scheduled maturities of long-term debt, which do not include any estimated excess cash flow payments:

June 30,
2021	$10.4
2022	180.4
2023	10.4
2024	10.4
2025 and thereafter	974.6
Total long-term debt	1,186.2
Less: Current maturities	10.4
Less: Original issue discount	2.0
Less: Financing costs	14.7
Total long-term debt, net	$1,159.1

The Company has estimated the fair value of its long-term debt to be approximately $1,155.8 and $1,166.6 as of June 30, 2020 and September 30, 2019, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 and September 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019:

	June 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.7	$10.7	$—	$—
Total assets	$10.7	$10.7	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$9.9	$—	$9.9	$—
Fuel hedges	2.1	—	2.1	—
Other liabilities:
Interest rate swap contracts	5.4	—	5.4	—
Fuel hedges	0.1	—	0.1	—
Obligation to Rabbi Trust	10.7	10.7	—	—
Total liabilities	$28.2	$10.7	$17.5	$—

	September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.1	$11.1	$—	$—
Total assets	$11.1	$11.1	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$6.3	$—	$6.3	$—
Other liabilities:
Interest rate swap contracts	10.9	—	10.9	—
Obligation to Rabbi Trust	11.1	11.1	—	—
Total liabilities	$28.3	$11.1	$17.2	$—

Hedging Activities

As of June 30, 2020 and September 30, 2019, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive income (loss) and subsequently reclassified to Interest expense in the Consolidated Statements of Operations when the hedged item affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2020. The notional amount of interest rate contracts was $980.0 and $1,000.0, respectively, at June 30, 2020 and September 30, 2019. The net deferred losses on the interest rate swaps as of June 30, 2020 of $8.1, net of taxes, are expected to be recognized in interest expense over the next six months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
(Loss) recognized in Other comprehensive income (loss)	$(2.2)	$(3.7)	$(10.2)	$(9.8)
Net (loss) reclassified from Accumulated other comprehensive income (loss) into Interest expense	(4.9)	(2.2)	(11.6)	(5.6)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of June 30, 2020, the Company has five outstanding fuel contracts covering the period January 1, 2020 through December 31, 2021 with a notional amount of $13.0. The net deferred losses on the fuel swaps as of June 30, 2020 of $1.6, net of taxes, are expected to be recognized in Cost of services provided over the next 12 months.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Income (loss) recognized in Other comprehensive income (loss)	$1.5	$0.6	$(3.9)	$1.5
Net (loss) income reclassified from Accumulated other comprehensive income (loss) into Interest expense	(1.7)	0.7	(1.5)	0.7

10.Income Taxes

The following table summarizes the Company’s income tax benefit or expense and effective income tax rate for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
(Loss) income before income taxes	$(2.7)	$42.7	$(47.4)	$25.9
Income tax (benefit) expense	(0.3)	11.0	(11.9)	6.6
Effective income tax rate	11.1%	25.8%	25.1%	25.5%

The decrease in the effective tax rate for the three and nine months ended June 30, 2020 when compared to the three and nine months ended June 30, 2019, primarily related to the geographical distribution of the pre-tax loss as well as the provision to return adjustment that was recorded discretely during the period.

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at June 30, 2020:

Operating leases:
Right-of-use asset	$60.2
Current portion of lease liabilities	19.4
Lease liabilities	47.8
Total operating lease liabilities	$67.2

Finance leases:
Right-of-use asset(1)	$23.1
Current portion of lease liabilities(2)	9.2
Lease liabilities(3)	8.0
Total finance lease liabilities	$17.2

(1)	Included in “Property and equipment, net” in the consolidated balance sheet.
(2)	Included in “Accrued expenses and other liabilities” in the consolidated balance sheet.
(3)	Included in “Other liabilities” in the consolidated balance sheet.

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

The weighted-average remaining lease terms and incremental borrowing rates as of June 30, 2020 are as follows:

Operating leases:
Weighted-average remaining lease term (years)	5.4
Weighted-average incremental borrowing rate	3.3%

Finance leases:
Weighted-average remaining lease term (years)	2.2
Weighted-average incremental borrowing rate	3.9%

The components of lease cost for operating and finance leases for the three and nine months ended June 30, 2020 were as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2020	2020
Operating lease cost	$6.2	$20.6
Finance lease cost:
Amortization of right-of-use asset	2.4	4.8
Interest on lease liabilities	0.1	0.2
Total finance lease cost	2.5	5.0
Short-term lease cost	5.7	19.7
Variable lease costs not included in lease liability	0.4	1.2
Sublease income	(0.1)	(0.4)
Total lease cost	$14.7	$46.1

Supplemental cash flow information for the nine months ended June 30, 2020 is as follows:

Nine Months Ended June 30,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(19.1)
Operating cash flows from finance leases	(0.2)
Financing cash flows from finance leases	(6.3)

Non-cash items:
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$11.7
Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$15.8

As of June 30, 2020, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of June 30, 2020 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2020	$6.0	$5.4
2021	19.6	8.0
2022	14.2	4.1
2023	10.6	0.9
2024	7.5	0.5
Thereafter	17.1	0.1
Total	75.0	19.0
Less: Executory Costs	—	—
Total net lease payments	75.0	19.0
Less: Amounts representing interest	7.8	1.8
Total lease liabilities	67.2	17.2
Less: Current portion of lease liabilities	(19.4)	(9.2)
Non-current lease liabilities	$47.8	$8.0

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

On May 22, 2020, the Company issued 73,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $13.66, all of which are subject to vesting. The majority of these units will vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $0.9 over the requisite service period.

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

Information regarding the total equity-based compensation expense, for the periods indicated is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Total equity-based compensation expense recognized	$4.9	$0.3	$17.9	$11.8

At June 30, 2020 the aggregate unamortized value of outstanding stock-based compensation awards was approximately $41.4, with a weighted average remaining life of 2.2 years.

2018 Employee Stock Purchase Plan

The Company’s stockholders approved in 2018 the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”).  A total of 1,100,000 shares of the Company’s common stock were made available for sale on October 22, 2018 and 172,000 were issued on November 14, 2019, and an additional portion thereof will be issued on November 14, 2020.

13.Commitments and Contingencies

Risk Management

The Company carries insurance policies including general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in primary policies. The Company’s insurance programs, including workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at June 30, 2020 was $154.5, of which $51.8 was classified in current liabilities and $102.7 was classified in non-current liabilities in the accompanying unaudited consolidated balance sheet. Reflected in this reserve is an expense totaling $24.1 recorded in the three months ended June 30, 2020, related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability to reflect uncertainties associated with the current environment, including the COVID-19 pandemic. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2019 was $124.5, of which $37.4 was classified in current liabilities and $87.1 was classified in non-current liabilities in the accompanying consolidated balance sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2020 includes $37.7 related to claims recoverable from third party insurance carriers. Corresponding assets of $10.3 and $27.4 are recorded at June 30, 2020, as Other current assets and Other assets, respectively.  The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2019 includes $32.1 related to claims recoverable from third party insurance carriers. Corresponding assets of $6.1 and $26.0 were recorded at September 30, 2019, as Other current assets and Other assets, respectively.

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

Securities Litigation, with the McComas complaint, as subsequently amended, as the operative pleading.  Both complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants and controlling person claims under Section 15 of the Act against certain defendants. The plaintiffs purport to represent similar classes of persons who purchased BrightView stock in its IPO in July 2018 or purchased BrightView stock in the market that was traceable to the shares issued in the IPO. The complaints allege that the IPO prospectus was misleading because it allegedly failed to disclose that a portion of BrightView’s contracts were underperforming and/or represented undesirable costs to the Company and that, as a result, BrightView would implement a managed exit strategy from low margin or non-profitable contracts that would negatively impact its future revenues; and that BrightView failed to disclose an alleged labor shortage caused by the Company’s inability to hire sufficient workers through the H-2B visa program would adversely affect earnings. On August 12, 2019, BrightView and the other defendants filed preliminary objections seeking dismissal of the complaint as legally insufficient. Defendants also filed a petition for dismissal based on the provision in BrightView’s certificate of incorporation that designates the federal district courts of the United States of America as the exclusive forum for resolving any claim arising under the United States federal securities laws, or to stay the action pending the decision of the Delaware Supreme Court in Salzberg v. Sciabacucchi. In that case, the Delaware Supreme Court was expected to decide whether federal forum selection provisions such as the one in BrightView’s certificate of incorporation are enforceable under Delaware law.  On November 4, 2019, plaintiffs filed a motion for class certification.  On November 6, 2019, the Court overruled defendants’ preliminary objections and denied defendants’ petition for dismissal or for a stay, without prejudice to renewal after the Delaware Supreme Court issued its decision in Salzberg v. Sciabacucchi.  On January 10, 2020, the defendants filed answers to the complaint. On March 18, 2020, the Delaware Supreme Court rendered its decision, upholding under Delaware’s General Corporate Law the facial validity of federal-forum selection provisions such as the one in BrightView’s certificate of incorporation.  Following mediation, the parties have agreed in principle to settle the litigation, subject to execution of a final agreement between the parties and subsequent Court approval.  The settlement amount is substantially covered by the Company’s D&O liability insurance policies, subject to applicable self-insured retentions.  The Company and the individual defendants continue to deny the substantive allegations of the complaints or that they committed any wrongdoing, and the settlement is without any admission of liability or wrongdoing.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Maintenance Services	$460.0	$492.1	$1,295.1	$1,358.0
Development Services	149.1	166.3	445.5	424.7
Eliminations	(1.0)	(1.2)	(2.7)	(2.8)
Net service revenues	$608.1	$657.2	$1,737.9	$1,779.9
Maintenance Services	$84.0	$91.1	$172.9	$204.8
Development Services	21.1	27.0	53.9	55.0
Corporate	(14.1)	(16.2)	(45.2)	(46.7)
Adjusted EBITDA(1)	$91.0	$101.9	$181.6	$213.1
Maintenance Services	$8.0	$24.4	$34.0	$54.4
Development Services	1.6	3.2	9.5	9.9
Corporate	1.2	7.0	2.4	12.9
Capital expenditures	$10.8	$34.6	$45.9	$77.2

(1)	Presented below is a reconciliation of Net (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(2.4)	$31.7	$(35.5)	$19.3
Interest expense	15.4	18.4	49.9	54.4
Income tax (benefit) expense	(0.3)	11.0	(11.9)	6.6
Depreciation expense	20.9	20.9	60.4	61.9
Amortization expense	13.6	13.9	40.6	42.9
Establish public company financial reporting compliance (a)	—	1.1	0.9	2.8
Business transformation and integration costs (b)	8.2	4.5	25.8	13.3
Offering-related expenses (c)	2.6	0.1	4.1	0.1
Equity-based compensation (d)	4.9	0.3	18.2	11.8
COVID-19 related expenses (e)	4.0	—	5.0	—
Changes in self-insured liability estimates (f)	24.1	—	24.1	—
Adjusted EBITDA	$91.0	$101.9	$181.6	$213.1

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
(d)

Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding, including $1.9 and $5.8 million of equity based compensation expense related to the IPO in the three and nine months ended June 30, 2020, respectively.

(e)	Represents expenses related to the Company’s response to the COVID-19 pandemic, principally related to temporary and incremental cleaning and supply purchases, salary and related expenses, and other.
(f)

Represents expenses related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts for workers’ compensation, general liability, auto liability, and employee health care insurance programs, to reflect uncertainties associated with the current environment, including the COVID-19 pandemic.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income available to common stockholders	$(2.4)	$31.7	$(35.5)	$19.3
Denominator:
Weighted average number of common shares outstanding – basic	103,793,000	102,828,000	103,583,000	102,705,000
Basic (loss) earnings per share	$(0.02)	$0.31	$(0.34)	$0.19

Weighted average number of common shares outstanding – diluted	103,793,000	102,999,000	103,583,000	103,300,000
Diluted (loss) earnings per share	$(0.02)	$0.31	$(0.34)	$0.19
Other Information:
Weighted average number of anti-dilutive options and restricted stock	8,760,000	6,356,000	8,285,000	6,406,000

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. Since October 1, 2019, we have acquired five businesses for aggregate consideration of $86.5 million, net of cash. We incurred $8.0 million of integration costs during the nine months of fiscal 2020 related to acquisitions completed prior to fiscal 2020 and $2.6 million related to acquisitions completed during fiscal 2020.

COVID-19 Update

The global outbreak of the disease caused by the novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020.  In response to the COVID-19 pandemic and its resurgence many jurisdictions within the United States and abroad implemented stay at home orders, restricted travel and closed or restricted businesses, causing a deterioration in economic conditions in the United States and globally.

Although our Maintenance and Development operations are considered essential services, there were some jurisdictions that, beginning in March 2020, limited or halted our operations or the operations of the general contractors with which we work. While these orders have been lifted, future governmental orders or other restrictions may limit, restrict or prohibit either Maintenance’s or Development’s operations in certain locations in the future. Further limitations could have a material adverse impact on our business, financial condition and results of operations.

The impact of the COVID-19 pandemic and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic and its resurgence are evolving rapidly and in ways that are difficult or impossible to anticipate. Due to the uncertainty of the COVID-19 pandemic, the Company’s results in the third quarter of 2020 may not be indicative of the extent of the impact of the COVID-19 pandemic on the Company’s results for the remainder of 2020.  We have experienced and may experience a loss in revenue as a result of restrictions on our ability to operate our business. In addition, the economic deterioration resulting from the impacts of the COVID-19 pandemic will likely continue to negatively impact our results of operations and financial condition.  We expect this negative impact on economic conditions to persist, but the degree of the impact on our business is unpredictable as it will depend on the extent and duration of the economic contraction. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

We have taken numerous steps, and expect to continue to take further actions to address the negative impact and risks posed by the COVID-19 pandemic, such as increasing health and safety measures to protect our employees and follow local health and safety guidelines in the jurisdictions we operate, implementing prudent actions to preserve cash, and limiting discretionary spend. Additionally, on March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We are utilizing the deferment of employer side social security payments as well as the technical correction for tax depreciation.  We are also evaluating the applicability and potential impact of the other programs of the CARES Act to the Company. While we may apply for such programs, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business or financial condition.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net service revenues	$608.1	$657.2	$1,737.9	$1,779.9
Cost of services provided	451.7	468.6	1,306.2	1,313.3
Gross profit	156.4	188.6	431.7	466.6
Selling, general and administrative expense	131.8	114.0	389.0	343.5
Amortization expense	13.6	13.9	40.6	42.9
Income from operations	11.0	60.7	2.1	80.2
Other income	1.7	0.4	0.4	0.1
Interest expense	15.4	18.4	49.9	54.4
(Loss) income before income taxes	(2.7)	42.7	(47.4)	25.9
Income tax benefit (expense)	0.3	(11.0)	11.9	(6.6)
Net (loss) income	$(2.4)	$31.7	$(35.5)	$19.3
Adjusted EBITDA(1)	$91.0	$101.9	$181.6	$213.1
Adjusted Net Income(1)	$44.0	$47.0	$56.5	$73.1
Cash flows from operating activities	$76.2	$44.5	$161.9	$109.2
Free Cash Flow(1)	$66.5	$13.7	$119.8	$38.8

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Net Service Revenues

Net service revenues for the three months ended June 30, 2020 decreased $49.1 million, or 7.5%, to $608.1 million, from $657.2 million in the 2019 period. The decrease was driven by a decrease in Maintenance Services revenues of $32.1 million and a decrease in Development Services revenues of $17.2 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended June 30, 2020 decreased $32.2 million, or 17.1%, to $156.4 million, from $188.6 million in the 2019 period. The decrease in gross profit was driven by the decrease in revenues described above, as well as an $18.3 million charge to Costs of services provided related to a change in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts. Gross margin for the three months ended June 30, 2020 decreased to 25.7%, from 28.7% in the 2019 period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2020 increased $17.8 million, or 15.6%, to $131.8 million, from $114.0 million in the 2019 period. This increase was largely driven by an increase of $7.4 million related to our acquired businesses, consisting of an increase of $3.7 million in business integration costs and $3.7 million of incremental overhead. In addition, the increase was attributable to a $5.8 million expense related to a change in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts, and a $4.0 million expense related to the Company’s response to the COVID-19 pandemic, principally related to temporary and incremental cleaning and supply purchases and salary and related expenses. Additionally, the increase was attributable to an increase of $4.3 million for stock compensation and an increase of $3.1 million for salaries and other employee related expenses. These increases more than offset a reduction of $8.5 million related to non-personnel expenses. As a percentage of revenue, selling, general and administrative expense increased 440 basis points for the three months ended June 30, 2020 to 21.7%, from 17.3% in the 2019 period.

Amortization Expense

Amortization expense for the three months ended June 30, 2020 decreased $0.3 million, or 2.2%, to $13.6 million, from $13.9 million in the 2019 period. The decrease was principally due to a $1.5 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by $1.2 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income

Other income was $1.7 million for the three months ended June 30, 2020 compared to Other income of $0.4 million in the 2019 period. The increase of $1.3 million in Other income is driven by an increase in gains on investments held in the Rabbi Trust.

Interest Expense

Interest expense for the three months ended June 30, 2020 decreased $3.0 million, or 16.3%, to $15.4 million, from $18.4 million in the 2019 period. The decrease was driven by a lower weighted average interest rate on our term loans in the 2020 period of 2.93% compared to 4.99% in the 2019 period, partially offset by the impact of our interest rate swaps for the period.

Income Tax Benefit (Expense)

For the three months ended June 30, 2020, Income tax benefit was $0.3 million, compared to an Income tax expense of $11.0 million in the 2019 period. The change to an income tax benefit from an income tax expense is primarily attributable to the Company’s pretax loss of $2.7 million in the current period compared to pretax income of $42.7 million in the prior period.

Net (Loss) Income

For the three months ended June 30, 2020, Net loss was $2.4 million, compared to Net income of $31.7 million in the 2019 period. The change was attributed to lower Income from operations, principally driven by an increase in non-recurring expenses and a decline in gross profit due to lower ancillary revenue, partially offset by an increase in Other income, a decrease in Interest expense and an increase in the Income tax benefit.

Adjusted EBITDA

Adjusted EBITDA decreased $10.9 million for the three months ended June 30, 2020, to $91.0 million, from $101.9 million in the 2019 period. Adjusted EBITDA as a percentage of revenue was 15.0% and 15.5% for the three months ended June 30, 2020 and 2019, respectively. The decrease in Adjusted EBITDA was driven by a decrease of $7.1 million, or 7.8% in Maintenance Services Segment Adjusted EBITDA and a decrease of $5.9 million, or 21.9% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results. The decrease was partially offset by a decrease in corporate expenses of $2.1 million.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2020 decreased $3.0 million to $44.0 million, from $47.0 million in the 2019 period due to the changes noted above.

Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019

Net Service Revenues

Net service revenues for the nine months ended June 30, 2020 decreased $42.0, or 2.4%, to $1,737.9 million, from $1,779.9 million in the 2019 period. The decrease was driven by the decrease in Maintenance Services revenues of $62.9 million partially offset by the increase in Development Services revenues of $20.8 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the nine months ended June 30, 2020 decreased $34.9 million, or 7.5%, to $431.7 million, from $466.6 million in the 2019 period. The decrease in gross profit was driven by the decrease in Maintenance Services revenues described above, as well as an $18.3 million charge to Costs of services provided related to a change in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts, partially offset by the increase in Development Services revenues described above. Gross margin for the nine months ended June 30, 2020 decreased to 24.8%, from 26.2% in the 2019 period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended June 30, 2020 increased $45.5, or 13.2%, to $389.0 million, from $343.5 million in the 2019 period. This increase was largely driven by an increase of $25.1 million related to our acquired businesses, consisting of an increase of $12.6 million of incremental overhead and $12.5 million in business integration costs. In addition, the increase was attributable to a $5.8 million expense related to a change in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts, and a $5.0 million expense related to the Company’s response to the COVID-19 pandemic, principally related to temporary and incremental cleaning and supply purchases and salary and related expenses.  Additionally, the increase was attributable to an increase of $8.1 million for salaries and other employee related expenses, and $6.1 million for stock compensation. These increases more than offset the reduction of $6.6 million related to non-personnel expenses. As a percentage of revenue, selling, general and administrative expense increased 310 basis points for the nine months ended June 30, 2020 to 22.4%, from 19.3% in the 2019 period.

Amortization Expense

Amortization expense for the nine months ended June 30, 2020 decreased $2.3 million, or 5.4%, to $40.6 million, from $42.9 million in the 2019 period. The decrease was principally due to a $5.1 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by a $2.8 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income

Other income was $0.4 million for the nine months ended June 30, 2020, an increase of $0.3 million from Other income of $0.1 million in the 2019 period driven by an increase in gains on investments held in the Rabbi Trust.

Interest Expense

Interest expense for the nine months ended June 30, 2020 decreased $4.5 million, or 8.3%, to $49.9 million, from $54.4 million in the 2019 period. The decrease was driven by a lower weighted average interest rate on our term loans in the 2020 period of 3.78% compared to 4.96% in the 2019 period, partially offset by the impact of our interest rate swaps for the period.

Income Tax Benefit (Expense)

For the nine months ended June 30, 2020, Income tax benefit was $11.9 million, compared to an Income tax expense of $6.6 million in the 2019 period. The change to an income tax benefit from an income tax expense is primarily attributable to the Company’s pretax loss of $47.7 million in the current period compared to pretax income of $25.9 million in the prior period.

Net (Loss) Income

For the nine months ended June 30, 2020, Net loss was $35.5 million, compared to Net income of $19.3 million in the 2019 period. The change was attributed to lower Income from operations, principally driven by an increase in non-recurring expenses and a decline in gross profit due to lower snow removal revenue, partially offset by an increase in Other income, a decrease in Interest expense and an increase in the Income tax benefit.

Adjusted EBITDA

Adjusted EBITDA decreased $31.5 million for the nine months ended June 30, 2020, to $181.6 million, from $213.1 million in the 2019 period. Adjusted EBITDA as a percentage of revenue was 10.4% and 12.0% in the nine months ended June 30, 2020 and 2019, respectively. The decrease in Adjusted EBITDA was driven by a decrease of $31.9 million, or 15.6% in Maintenance Services Segment Adjusted EBITDA and a decrease of $1.1 million, or 2.0% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results. The decrease was partially offset by a reduction in corporate expenses of $1.5 million.

Adjusted Net Income

Adjusted Net Income for the nine months ended June 30, 2020 decreased $16.6 million to $56.5 million, from $73.1 million in the 2019 period due to the changes noted above.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2020	2019	2020	2019
Adjusted EBITDA
Net (loss) income	$(2.4)	$31.7	$(35.5)	$19.3
Plus:
Interest expense, net	15.4	18.4	49.9	54.4
Income tax (benefit) expense	(0.3)	11.0	(11.9)	6.6
Depreciation expense	20.9	20.9	60.4	61.9
Amortization expense	13.6	13.9	40.6	42.9
Establish public company financial reporting compliance (a)	—	1.1	0.9	2.8
Business transformation and integration costs (b)	8.2	4.5	25.8	13.3
Offering-related expenses (c)	2.6	0.1	4.1	0.1
Equity-based compensation (d)	4.9	0.3	18.2	11.8
COVID-19 related expenses (e)	4.0	—	5.0	—
Changes in self-insured liability estimates (f)	24.1	—	24.1	—
Adjusted EBITDA	$91.0	$101.9	$181.6	$213.1
Adjusted Net Income
Net (loss) income	$(2.4)	$31.7	$(35.5)	$19.3
Plus:
Amortization expense	13.6	13.9	40.6	42.9
Establish public company financial reporting compliance (a)	—	1.1	0.9	2.8
Business transformation and integration costs (b)	8.2	4.5	25.8	13.3
Offering-related expenses (c)	2.6	0.1	4.1	0.1
Equity-based compensation (d)	4.9	0.3	18.2	11.8
COVID-19 related expenses (e)	4.0	—	5.0	—
Changes in self-insured liability estimates (f)	24.1	—	24.1	—
Income tax adjustment (g)	(11.0)	(4.6)	(26.7)	(17.1)
Adjusted Net Income	$44.0	$47.0	$56.5	$73.1
Free Cash Flow
Cash flows from operating activities	$76.2	$44.5	$161.9	$109.2
Minus:
Capital expenditures	10.8	34.6	45.9	77.2
Plus:
Proceeds from sale of property and equipment	1.1	3.8	3.8	6.8
Free Cash Flow	$66.5	$13.7	$119.8	$38.8

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2020	2019	2020	2019
Severance and related costs	$2.7	$0.4	$3.3	$2.0
Rebranding of vehicle fleet	—	0.1	—	0.4
Business integration	1.8	3.0	10.6	6.8
IT infrastructure, transformation, and other	3.7	1.0	11.9	4.1
Business transformation and integration costs	$8.2	$4.5	$25.8	$13.3

(c)	Represents expenses incurred for IPO related litigation and subsequent registration statements.
(d)

Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding, including $1.9 and $5.8 million of equity based compensation expense related to the IPO in the three and nine months ended June 30, 2020, respectively.

(e)	Represents expenses related to the Company’s response to the COVID-19 pandemic, principally related to temporary and incremental cleaning and supply purchases, salary and related expenses, and other.
(f)

Represents expenses related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts for workers’ compensation, general liability, auto liability, and employee health care insurance programs, to reflect uncertainties associated with the current environment, including the COVID-19 pandemic.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2020	2019	2020	2019
Tax impact of pre-tax income adjustments	$5.3	$4.6	$20.8	$16.3
Discrete tax items	5.7	—	5.9	0.8
Income tax adjustment	$11.0	$4.6	$26.7	$17.1

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

Segment Results for the Three Months Ended June 30, 2020 and 2019

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended June 30,		Percent Change
(In millions)	2020	2019	2020 vs. 2019
Net Service Revenues	$460.0	$492.1	(6.5)%
Segment Adjusted EBITDA	$84.0	$91.1	(7.8)%
Segment Adjusted EBITDA Margin	18.3%	18.5%	(20	) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended June 30, 2020 decreased by $32.1 million, or 6.5%, from the 2019 period.  Revenues from landscape maintenance services were $454.9 million, a decrease of $31.5 million over the 2019 period, driven by a $60.1 million decrease principally due to a reduction in demand for ancillary services as a result of the COVID-19 pandemic, partially offset by a $28.6 million revenue contribution from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2020 decreased by $7.1 million to $84.0 million from $91.1 million in the 2019 period principally driven by the decrease in landscape maintenance services revenues described above. Segment Adjusted EBITDA Margin decreased 20 basis points, to 18.3%, in the three months ended June 30, 2020, from 18.5% in the 2019 period.

Development Services Segment Results

	Three Months Ended June 30,		Percent Change
(In millions)	2020	2019	2020 vs. 2019
Net Service Revenues	$149.1	$166.3	(10.3)%
Segment Adjusted EBITDA	$21.1	$27.0	(21.9)%
Segment Adjusted EBITDA Margin	14.2%	16.2%	(200	) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended June 30, 2020 decreased $17.2 million, or 10.3%, compared to the 2019 period. The decrease in development services revenues was principally driven by project and construction delays related to shelter in place orders as a result of the COVID-19 pandemic.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2020 decreased $5.9 million, to $21.1 million, compared to the 2019 period.  Segment Adjusted EBITDA Margin decreased 200 basis points, to 14.2%, in the three months ended June 30, 2020, from 16.2% in the 2019 period. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin was due principally to the completion of certain large projects in the prior year combined with the decrease in net service revenues described above.

Segment Results for the Nine Months Ended June 30, 2020 and 2019

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Nine Months Ended June 30,		Percent Change
(In millions)	2020	2019	2020 vs. 2019
Net Service Revenues	$1,295.1	$1,358.0	(4.6)%
Segment Adjusted EBITDA	$172.9	$204.8	(15.6)%
Segment Adjusted EBITDA Margin	13.4%	15.1%	(170	) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the nine months ended June 30, 2020 decreased by $62.9 million, or 4.6%, from the 2019 period. Revenues from snow removal services were $163.1 million, a decrease of $82.3 million over the 2019 period and revenues from landscape services were $1,132.0 million, an increase of $19.4 million over the 2019 period. The decrease in snow removal services is primarily attributable to a decreased frequency of snowfall events, the geographical distribution of the snowfall events which negatively impacted the Mid-Atlantic, Northeast, and Midwest regions, the lower volume of snowfall per event and the lower relative snowfall in the nine months ended June 30, 2020 (for our current branch structure, snowfall for the nine months ended June 30, 2020 and 2019 was 61.1% and 86.3%, respectively, of the historical 10-year average for that nine-month period). The increase in landscape services revenues was driven by a $76.8 million revenue contribution from acquired businesses, partially offset by a decrease of $55.7 million principally due to a reduction in demand for ancillary services as a result of the COVID-19 pandemic.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2020 decreased $31.9 million, to $172.9 million, compared to $204.8 million in the 2019 period. The decrease in Segment Adjusted EBITDA was due to the decrease in net service revenues described above. Segment Adjusted EBITDA Margin decreased 170 basis points, to 13.4%, in the nine months ended June 30, 2020, from 15.1% in the 2019 period.

Development Services Segment Results

	Nine Months Ended June 30,		Percent Change
(In millions)	2020	2019	2020 vs. 2019
Net Service Revenues	$445.5	$424.7	4.9%
Segment Adjusted EBITDA	$53.9	$55.0	(2.0)%
Segment Adjusted EBITDA Margin	12.1%	13.0%	(90	) bps

Development Services Net Service Revenues

Development Services net service revenues for the nine months ended June 30, 2020 increased $20.8 million, or 4.9%, compared to the 2019 period. The increase in development services revenues was driven by higher first half project volumes and a stronger first half project completion percentage compared to the prior year.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2020 decreased $1.1 million, to $53.9 million, compared to the 2019 period. Segment Adjusted EBITDA Margin decreased 90 basis points, to 12.1%, in the nine months ended June 30, 2020, from 13.0% in the 2019 period. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin was due principally to the completion of certain large projects in the prior year, partially offset by the increase in net service revenues described above.

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

(In millions)	June 30, 2020	September 30, 2019
Cash and cash equivalents	$89.9	$39.1
Short-term borrowings and current maturities of long-term debt	10.4	10.4
Long-term debt	1,159.1	1,134.2
Total debt, net	$1,169.5	$1,144.6

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended June 30,
(In millions)	2020	2019
Operating activities	$161.9	$109.2
Investing activities	$(127.6)	$(128.6)
Financing activities	$16.5	$(4.9)
Free Cash Flow (1)	$119.8	$38.8

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2020 increased $52.7 million, to $161.9 million, from $109.2 million in the 2019 period. This increase was primarily due to an increase in cash provided by improvements in net working capital, including accounts payable and other operating liabilities, unbilled and deferred revenue, and an increase in cash provided by accounts receivable, partially offset by a decrease in cash provided by net income and a decrease in cash provided by other operating assets.

Cash Flows used in Investing Activities

Net cash used in investing activities decreased $1.0 million to $127.6 million for the nine months ended June 30, 2020 from $128.6 million in the 2019 period. Cash used in investing activities included capital expenditures which decreased $31.3 million to $45.9 million for the nine month ended June 30, 2020, compared to $77.2 million in the 2019 period. This decrease was mostly offset by an increase in cash paid for acquisitions of $27.0 million as well as a decrease in proceeds from sale of property and equipment of $3.0 million.

Cash Flows provided (used) in Financing Activities

Net cash flows provided by financing activities of $16.5 million for the nine months ended June 30, 2020 included proceeds from our Receivables Financing Agreement of $80.0 million and proceeds from our Revolving Credit Facility of $70.0 million drawn principally in response to the COVID-19 pandemic of which $50.0 million and $70.0 million, respectively were repaid during the period. Additionally term loan repayments of $7.8 million and finance lease obligations repayments of $6.3 million were made during the period.

Net cash flows used in financing activities of $4.9 million for the nine months ended June 30, 2019 included debt repayments of $125.4 million and repayments of finance lease obligations of $4.1 million, offset by proceeds from our Receivables Financing Agreement of $115.0 million and proceeds from our Revolving Credit Facility of $10.0 million.

Free Cash Flow

Free Cash Flow increased $81.0 million to $119.8 million for the nine months ended June 30, 2020 from $38.8 million in the 2019 period. The increase in Free Cash Flow was due to an increase in cash flows from operating activities of $52.7 million as well as a decrease in capital expenditures of $31.3 million, partially offset by a decrease in proceeds from the sale of property and equipment of $3.0 million.

Working Capital

(In millions)	June 30, 2020	September 30, 2019
Net Working Capital:
Current assets	$604.7	$551.4
Less: Current liabilities	446.4	332.7
Net working capital	$158.3	$218.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $60.4 million to $158.3 million at June 30, 2020, from $218.7 million at September 30, 2019, primarily driven by an increase in accrued expenses and other current liabilities of $51.1 million, an increase in deferred revenue of $21.7 million, an increase in current portion of operating lease liabilities of $19.4 million, a decrease in unbilled revenue of $17.8 million, an increase in current portion of self-insurance reserves of $14.4 million, and an increase in accounts payable of $7.1 million, partially offset by an increase in cash and cash equivalents of $50.8 million and an increase in other current assets of $18.1 million.

Description of Indebtedness

As of June 30, 2020, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing.  See Note 8 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

During the nine months ended June 30, 2020, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2019 in our Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020 at a reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 21, 2019, except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 7, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: August 5, 2020	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)