Form 10-K
period 2020-09-30
BrightView Holdings, Inc.
filed 2020-11-18
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2020, the last day of the Registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $344.8 million, based on the number of shares held by non-affiliates as of March 31, 2020 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2020 was 104,886,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 16, 2021, are incorporated by reference into Part III of this Report.

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

•	competitive industry pressures;
•	the failure to retain current customers, renew existing customer contracts and obtain new customer contracts;
•	the failure to enter into profitable contracts, or maintaining customer contracts that are unprofitable;
•	a determination by customers to reduce their outsourcing or use of preferred vendors;
•	the dispersed nature of our operating structure;
•	our ability to implement our business strategies and achieve our growth objectives;
•	acquisition and integration risks;
•	the seasonal nature of our landscape maintenance services;
•	our dependence on weather conditions;
•	increases in prices for raw materials and fuel;
•	changes in our ability to source adequate supplies and materials in a timely manner;
•	any failure to accurately estimate the overall risk, requirements, or costs when we bid on or negotiate contracts that are ultimately awarded to us;
•	the conditions and periodic fluctuations of real estate markets, including residential and commercial construction;
•	our ability to retain our executive management and other key personnel;
•	our ability to attract and retain trained workers and third-party contractors and re-employ seasonal workers;
•	any failure to properly verify employment eligibility of our employees;
•	subcontractors taking actions that harm our business;
•	our recognition of future additional impairment charges;
•	laws and governmental regulations, including those relating to employees, wage and hour, immigration, human health and safety and transportation;

•	environmental, health and safety laws and regulations, including regulatory costs, claims and litigation related to the use of chemicals and pesticides by employees and related third-party claims;
•	the distraction and impact caused by litigation, of adverse litigation judgments and settlements resulting from legal proceedings;
•	increase in on-job accidents involving employees;
•	any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•	our ability to adequately protect our intellectual property;
•	restrictions imposed by our debt agreements that limit our flexibility in operating our business;
•	our ability to generate sufficient cash flow to satisfy our significant debt service obligations;
•	our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements;
•	increases in interest rates governing our variable rate indebtedness increasing the cost of servicing our substantial indebtedness including proposed changes to LIBOR;
•	ownership of our common stock;
•	occurrence of natural disasters, terrorist attacks or other external events;
•	changes in generally accepted accounting principles in the United States; and
•	costs and requirements imposed as a result of maintaining the requirement of being a public company.

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

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 10 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services, ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 240 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

As the number one player in the highly attractive and growing $68 billion commercial landscape maintenance and snow removal market, we believe our size and scale present several compelling value propositions for our customers, and allow us to offer a single-source landscaping services solution to a diverse group of commercial customers across all 50 U.S. states. We serve a broad range of end market verticals, including corporate and commercial properties, Homeowners Associations (HOAs), public parks, hotels and resorts, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. We are also the Official Field Consultant for Major League Baseball. Our diverse customer base includes approximately 13,000 office parks and corporate campuses, 8,000 residential communities, and 450 educational institutions. We believe that due to our unmatched geographic scale and breadth of service offerings, we are the only commercial landscaping services provider able to service clients whose geographically disperse locations require a broad range of landscaping services delivered consistently and with high quality. Our top ten customers accounted for approximately 11% of our fiscal 2020 revenues, with no single customer accounting for more than 3% of our fiscal 2020 revenues.

Our business model is characterized by stable, recurring revenues, a scalable operating model, strong operating margins, limited capital expenditures and low working capital requirements that together generate significant Free Cash Flow. For the year ended September 30, 2020, we generated net service revenues of $2,346.0 million, net loss of $41.6 million and Adjusted EBITDA of $271.6 million, with a net loss margin of 1.8% and an Adjusted EBITDA margin of 11.6%.

Our Operating Segments

We deliver our broad range of services through two operating segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 32 U.S. states and, through our qualified service partner network, we are able to efficiently provide nationwide coverage in all 50 U.S. states, as illustrated below.

States with BrightView branches
Extended coverage through qualified service partners
Corporate headquarters
Maintenance branches
Development branches

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

(1)	Reflects the fiscal year ended September 30, 2020.

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

For the year ended September 30, 2020, in Maintenance Services, we generated net service revenues of $1,739.1 million, including $163.1 million from snow removal services, and Segment Adjusted EBITDA of $250.1 million, with a Segment Adjusted EBITDA Margin of 14.4%.

Development Services Overview

Through our Development Services segment, we provide landscape architecture and development services for new facilities and significant redesign projects. Specific services include project design and management services, landscape architecture, landscape installation, irrigation installation, tree moving and installation, pool and water features and sports field services, among others. These complex and specialized offerings showcase our technical expertise across a broad range of end market verticals.

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

For the year ended September 30, 2020, in Development Services, we generated net service revenues of $610.6 million and Segment Adjusted EBITDA of $80.2 million, with a Segment Adjusted EBITDA Margin of 13.1%.

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

Market Opportunity

Commercial Landscaping Services Industry

The landscape services industry consists of landscape maintenance and development services, as well as a number of related ancillary services such as tree care and snow removal, for both commercial and residential customers. BrightView operates only within the commercial sectors of each of the landscape maintenance, landscape development and snow removal industries. In 2020, commercial landscape maintenance, including snow removal, represents a $68 billion industry that is characterized by a number of attractive market drivers. The industry benefits from commercial customers’ need to provide consistently accessible and aesthetically-pleasing environments. Due to the essential and non-discretionary need of these recurring services, the commercial landscape maintenance services and snow removal services industries have exhibited, and are expected to continue to exhibit, stable and predictable growth.

Highlighting the consistency of this growth, the combined industry is expected to grow at a 2.0% CAGR from 2015 through 2024, as depicted in the chart below:

Growth in the U.S. Commercial Landscaping and Snow Removal Services Industry (US$ in billions) (1)

(1)

Source: IBISWORLD-Landscaping Services in the U.S. (June 2020) IBISWorld—Snowplowing Services in the U.S. (December 2019). Presents commercial landscaping services and commercial snowplowing services as a share of the overall U.S. market at rates constant with IBISWorld figures for 2019.

In addition to its stable characteristics, the industry is also highly fragmented. Despite being the largest provider of commercial landscaping services, we currently hold only a 2.6% market share, representing a significant opportunity for future consolidation. According to the 2020 IBISWorld Report, there are over 500,000 enterprises providing landscape maintenance services in the United States. Approximately three-quarters of the industry participants are classified as sole proprietors, with a limited set of companies having the capabilities to deliver sophisticated, large-scale landscaping services or operate regionally or nationally. The chart below illustrates the segmentation of the landscape maintenance industry and highlights BrightView’s coverage of the non-residential sectors of the industry:

(1)	Source: IBISWorld-Landscaping Services in the U.S. (June 2020)
(2)	Source: IBISWorld-Snowplowing Services in the U.S. (December 2019)

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

•

Growth of Private Non-residential Construction. Over the next five years, the overall U.S. landscape maintenance industry is projected to be supported by rising construction and economic activity. According to the 2020 IBISWorld Report, private non-residential construction is forecasted to grow at an annualized rate of 2.0% over the five years leading to 2025. We believe growth in commercial construction promotes growth in commercial landscape maintenance and development services.

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

Our maintenance services model is grounded in our branch network. For example, a representative maintenance services branch typically serves 50-150 customers across 200-300 sites, generating between $4 million and $14 million in annual revenues. Each branch is led by a branch manager, who focuses on performance drivers, such as customer satisfaction, crew retention, safety and tactical procurement. Branch managers are supported by account managers, who focus on managing crew leaders, customer retention and sales of landscape enhancement services. In addition to our network of branch managers and account managers, our platform is differentiated by a highly experienced team of operational senior vice presidents and vice presidents, organized regionally, with an average tenure of 14 years. These team members are responsible for leading, teaching and developing branch managers as well as maintaining adherence to key operational strategies. Our senior operating personnel also foster a culture of engagement and emphasize promotion from within, which has played a key role in making BrightView the employer of choice within the broader landscape maintenance industry.

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

We supplement our branch network with our qualified service partner network, which is managed by our BrightView Enterprise Service team, or BES. Through our BES platform, we are able to provide landscape maintenance services in all 50 U.S. states. BES identifies qualified service providers in areas where we do not have branches, thereby extending our service area. Our qualified service partner screening process is designed to ensure that each of our service partners has the appropriate technical expertise, equipment and resources, including insurance coverage, to support the projects we assign to them.

Our Development Services organization is centered around 19 branch locations strategically located in large metropolitan areas with supportive demographics for growth and real estate development. Certain facilities used by our Development Services segment are shared or co-located with our Maintenance organization. Our Development Services branch network is supported by three design centers, as well as centralized support functions similar to our Maintenance Services organization.

Our Employees

As of September 30, 2020, we had a total of approximately 19,700 employees, including seasonal workers, consisting of approximately 19,000 full-time and approximately 700 part-time employees in our two business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the spring and summer seasons, which correspond with our third and fourth fiscal quarters. The approximate number of employees by segment, as of September 30, 2020, is as follows: Maintenance Services: 17,000; Development Services: 2,400. In addition, our corporate staff is approximately 300 employees.

Approximately 8% of our employees are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Historically, we have used, and expect to continue to use in the future, a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. We employed approximately 1,100 seasonal workers in 2020, and approximately 1,555 seasonal workers in 2019, through the H-2B visa program.

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

Intellectual Property

We, primarily through our subsidiaries, hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that we deem particularly important to each of our businesses. As of September 30, 2020, we had marks that were protected by registration (either by direct registration or by treaty) in the United States.

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

We are also subject to the regulations of U.S. Immigration and Customs Enforcement (“ICE”), and we are audited from time to time by ICE for compliance with work authorization requirements. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, despite our efforts and without our knowledge, which could lead to a disruption in our work force.

Environmental Matters

Our businesses are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, the Oil Pollution Act and the Clean Water Act, each as amended. Among other things, these laws and regulations regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, handling and management of hazardous substances and wastes and the registration, use, notification and labeling of pesticides, herbicides and fertilizers, and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by us or prior owners or operators, at sites we currently own, lease or operate, customer sites or third-party sites to which we sent wastes. During fiscal 2020, there were no material capital expenditures for environmental control facilities.

Information Technology

We have invested in technology designed to accelerate business performance, enhancing our ability to support standard processes while retaining local and regional flexibility. We believe these investments position BrightView at the forefront of technology within the commercial landscaping industry, enabling us to drive operational efficiencies throughout the business. Our IT systems allow us to provide a high level of convenience and service to our customers, representing a competitive advantage that is difficult to replicate for less technologically sophisticated competitors. As an example, our proprietary platform, BrightView Connect, allows customers to submit service requests and landscape pictures directly to their account manager and field team, ensuring that specific service needs are accurately delivered in a timely and efficient manner. Similarly, our mobile quality site assessment application, which is designed for account managers to capture and annotate customer feedback, provides us with the ability to “walk the site” with our customers, confirm our understanding of their needs and highlight future enhancement opportunities.

We have also made significant investments in our internal IT infrastructure, such as migrating to a consolidated enterprise resource planning system and enabling shared services for accounts payable, accounts receivable and payroll. Additionally, we have implemented an electronic time capture system, or ETC, for our crew leaders and supervisors in the field. ETC not only provides accurate information for compliance and payroll purposes, but also enables our leadership with granular, analytical insights into job costing and crew productivity.

In 2019 we invested in the implementation of a Customer Relationship Management (CRM) system for account managers in our Maintenance Services’ segment. The CRM system, available on mobile devices, helps proactively manage every customer touchpoint and action item. This allows our account managers to spend more time with their customers, empowered with complete information, enhancing the quality of those relationships and supporting long-term customer retention.

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

A pandemic outbreak of a novel strain of coronavirus (COVID-19) has occurred across the globe and efforts to mitigate the health impact of the pandemic have profoundly and adversely affected economic activity. National, state and local governments have taken actions to mitigate the impact of the COVID-19 pandemic in a variety of ways, including by declaring states of emergency, issuing stay-at-home orders and ordering certain businesses to close or limit their operations. Although our Maintenance and Development operations are considered essential services, there are some jurisdictions that have periodically limited or halted our operations or the operations of the general contractors with which we work. Amended or future governmental orders or other restrictions may limit or prohibit our Maintenance or Development operations in certain locations in the future. Further limitations could have a material adverse impact on our business, financial condition and results of operations.

In addition to limitations on our operations as a result of governmental orders or restrictions, the COVID-19 pandemic has caused and will likely continue to cause disruptions to our business and operations as a result of social distancing measures, restrictions on travel and labor shortages as a result of illness and possible delays in H2-B visa processing in connection with recent or future government orders and regulations related to immigration. In addition, the COVID-19 pandemic has caused and may continue to cause disruptions in the business and operations of the general contractors with which we work and our suppliers. We may be unable to timely obtain the supplies we need to provide our services, which could have a material adverse impact on our ability to operate our business. As a result, we may lose business opportunities, have reduced revenues or have difficulty collecting payments from clients, which could have a material adverse impact on our business, financial condition and results of operation. The COVID-19 pandemic has resulted in reduced demand for our ancillary services which has, as a result, led to a decline in ancillary revenues.  We expect ancillary revenues to continue to be adversely impacted by the pandemic.

The COVID-19 pandemic has also resulted in material adverse national and global economic conditions that are impacting, and will continue to impact, our business. Such conditions may result in an economic recession or prolonged economic downturn, which could result in a material loss of business for the duration of the downturn.  Actions taken to mitigate the pandemic and resulting economic conditions are likely to materially adversely impact our business, financial condition, results of operations and cash flows.  Although we have taken certain actions to ensure the continuity of our business and operations, we may need to take additional actions to ensure the continuity of our business, including use of a hiring freeze, furloughing or laying off employees and taking other actions to limit expenditures.  We have drawn on borrowing facilities and may need to further extend borrowings and indebtedness in order to obtain additional liquidity. The COVID-19 pandemic has also resulted in severe disruption and volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock on the NYSE has experienced and may continue to experience declines and volatility which may negatively impact our ability to raise capital through the equity markets if necessary to increase our liquidity.

In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate certain risks, including those related to our customers, demand for our services, reliance on workers, suppliers, our indebtedness, and potential additional impairment of our goodwill and other intangible assets.

Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations and cash flows.

We operate in markets with relatively few large competitors, but barriers to entry in the landscape services industry are generally low, which has led to highly competitive markets consisting of entities ranging from small or local operators to large regional businesses, as well as potential customers that choose not to outsource their landscape maintenance services. Any of our competitors may foresee the course of market development more accurately than we do, provide superior service, have the ability to deliver similar services at a lower cost, develop stronger relationships with our customers and other consumers in the landscape services industry, adapt more quickly to evolving customer requirements, devote greater resources to the promotion and sale of their services or access financing on more favorable terms than we can obtain. In addition, while regional competitors may be smaller than we are, some of these businesses may have a greater presence than we do in a particular market. As a result of any of these factors, we may not be able to compete successfully with our competitors, which could have an adverse effect on our business, financial position, results of operations and cash flows.

Our customers consider the quality and differentiation of the services we provide, our customer service and price when deciding whether to use our services. As we have worked to establish ourselves as leading, high-quality providers of landscape maintenance and development services, we compete predominantly on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to, compete with certain competitors on the basis of price and accordingly, some of our customers may switch to lower cost services providers or perform such services themselves. If we are unable to compete effectively with our existing competitors or new competitors enter the markets in which we operate, or our current customers stop outsourcing their landscape maintenance services, our financial position, results of operations and cash flows may be materially and adversely affected.

In addition, former employees may start landscape services businesses similar to ours and compete directly with us. While we customarily sign non-competition agreements, which typically continue for one year following the termination of employment, with certain of our employees, such agreements do not fully protect us against competition from former employees and may not be enforceable depending on local law and the surrounding circumstances. Consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. Any increased competition from businesses started by former employees may reduce our market share and adversely affect our business, financial position, results of operations and cash flows.

Our business success depends on our ability to preserve long-term customer relationships.

Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We largely seek to differentiate ourselves from our competitors on the basis of high levels of service, breadth of service offerings and strong relationships and may not be able to, or may choose not to, compete with certain competitors on the basis of price. There can be no assurance that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing or that our current customers will not cease operations, elect to self-operate or terminate contracts with us. In our Maintenance Services segment, we primarily provide services pursuant to agreements that are cancelable by either party upon 30-days’ notice. Consequently, our customers can unilaterally terminate all services pursuant to the terms of our service agreements, without penalty.

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

We operate our business through a network of dispersed locations throughout the United States, supported by corporate executives and certain centralized services in our headquarters, with local branch management retaining responsibility for day-to-day operations. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all, and certain of our branches may require significant oversight and coordination from headquarters to support their growth. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements and local economic conditions. Inconsistent or incomplete implementation of corporate strategy and policies at the local level could materially and adversely affect our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including our growth, operational and management initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel, our ability to identify and complete suitable acquisitions and our executive management team’s ability to execute new operational initiatives. In addition, we may incur certain costs as we pursue our growth, operational and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships or operations. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

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

In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources away from our operations; the inability to retain employees, customers and suppliers; difficulties implementing our strategy at the acquired business; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes, accounting systems and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expenses associated with litigation with sellers of such businesses.

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

In connection with our acquisitions, we generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. Enforceability of these non-competition agreements varies from state to state, and may depend on the relevant facts and circumstances. Consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. Increased competition could materially and adversely affect our business, financial position, results of operations and cash flows.

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

We perform landscape services, the demand for which is affected by weather conditions, including impacts from climate change, droughts, severe storms and significant rain or snowfall, all of which may impact the timing and frequency of the performance of our services, or our ability to perform the services at all. For example, severe weather conditions, such as excessive heat or cold, may result in maintenance services being omitted for part of a season or beginning or ending earlier than anticipated, which could result in lost revenues or require additional services to be performed for which we may not receive corresponding incremental revenues. Variability in the frequency of which we must perform our services can affect the margins we realize on a given contract.

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

Increases in raw material costs, fuel prices, wages and other operating costs, and changes in our ability to source adequate supplies and materials in a timely manner, could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in our operating expenses, such as fuel, fertilizer, chemicals, road salt, mulch, wages and salaries, employee benefits, health care, subcontractor costs, vehicle, facilities and equipment leases, insurance and regulatory compliance costs, all of which may be subject to inflationary pressures. While we seek to manage price and availability risks related to raw materials, such as fuel, fertilizer, chemicals, road salt and mulch, through procurement strategies, these efforts may not be successful and we may experience adverse impacts due to rising prices of such products. In addition, we closely monitor wage, salary and benefit costs in an effort to remain competitive in our markets. Attracting and maintaining a high quality workforce is a priority for our business, and if wage, salary or benefit costs increase, including as a result of minimum wage legislation, our operating costs will increase as they have in the past. We cannot predict the extent to which we may experience future increases in operating expenses as well as various regulatory compliance costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our ability to offer a wide variety of services to our customers is dependent upon our ability to obtain adequate supplies, materials and products from manufacturers, distributors and other suppliers. Any disruption or shortage in our sources of supply due to unanticipated increased demand or disruptions in production or delivery of products such as fertilizer, chemicals, road salt and mulch, could result in a loss of revenues, reduced margins and damage to our relationships with customers. In addition, we source certain materials and products we use in our business from a limited number of suppliers. If our suppliers experience difficulties or disruptions in their operations or if we lose any significant supplier, we may experience increased supply costs or may experience delays in establishing replacement supply sources that meet our quality and control standards. The loss of, or a substantial decrease in the availability of, supplies and products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial position, results of operations and cash flows.

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

Our landscape development services have been, and in the future may be, adversely impacted by fluctuations or declines in the new commercial construction sector, as well as in spending on repair and upgrade activities. Such variability in this part of our business could result in lower revenues and reduced cash flows and profitability.

With respect to our Development Services segment, a significant portion of our revenues are derived from development activities associated with new commercial real estate development, including hospitality and leisure, which has experienced periodic declines, some of which have been severe, including recent and sustained declines associated with the COVID-19 pandemic. The strength of these markets depends on, among other things, housing starts, local occupancy rates, demand for commercial space, non-residential construction spending activity, business investment and general economic conditions, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit, consumer spending, consumer confidence and capital spending. During a downturn in the commercial real estate development industry, customers may decrease their spending on landscape development services by generally reducing the size and complexity of their new landscaping development projects. Additionally, when interest rates rise, there may be a decrease in the spending activities of our current and potential Development Services customers.  Fluctuations in commercial real estate development markets could have an adverse effect on our business, financial position, results of operations or cash flows.

Our results of operations for our snow removal services depend primarily on the level, timing and location of snowfall. As a result, a decline in frequency or total amounts of snowfall in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to generate cash flow.

As a provider of snow removal services, our revenues are impacted by the frequency, amount, timing and location of snowfall in the regions in which we offer our services. A high number of snowfalls in a given season generally has a positive effect on the results of our operations. However, snowfall in the months of March, April, October and/or November could have a potentially adverse effect on ordinary course maintenance landscape services typically performed during those periods. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, Mid-Atlantic and Northeast regions of the United States) or a sustained period of reduced snowfall events in one or more of the geographic regions in which we operate will likely cause revenues from our snow removal services to decline in such year, which in turn may adversely affect our revenues, results of operations and cash flow. In the past ten- and thirty-year periods, the regions that we service have averaged 2,708 inches and 2,750 inches of annual snowfall, respectively. However, there can be no assurance that these regions will receive seasonal snowfalls near their historical average in the future. Variability in the frequency and timing of snowfalls creates challenges associated with budgeting and forecasting for the Maintenance Services segment. Additionally, the effects of climate change may impact the frequency and total amounts of future snowfall, which could have a material adverse effect on our revenues, results of operations and cash flow.

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

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, including account, branch and regional management personnel. The landscape services industry is labor intensive, and industry participants, including us, experience high turnover rates among hourly workers and competition for qualified supervisory personnel. In addition, we, like many landscape service providers who conduct a portion of their operations in seasonal climates, employ a portion of our field personnel for only part of the year.

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 1,100 seasonal workers in 2020 and approximately 1,555 seasonal workers in 2019, through the H-2B visa program. If we are unable to hire sufficient numbers of seasonal workers, through the H-2B program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we could experience difficulty in delivering our services in a high-quality or timely manner and could experience increased recruiting, training and wage costs in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

As of September 30, 2020, we had approximately 19,700 employees, approximately 8% of which are represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, certain of the collective bargaining agreements we participate in require periodic contributions to multiemployer defined benefit pension plans. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from some or all of these plans as a result of our exiting certain markets or otherwise, and the relevant plans are underfunded, we may become subject to a withdrawal liability. The amount of these required contributions may be material.

Our business could be adversely affected by a failure to properly verify the employment eligibility of our employees.

We use the U.S. government’s “E-Verify” program to verify employment eligibility for all new employees throughout our company. However, use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. Although we use E-Verify and require all new employees to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or penalties, and adverse publicity that negatively impacts our reputation and may make it more difficult to hire and keep qualified employees. We are subject to regulations of U.S. Immigration and Customs Enforcement, or ICE, and we are audited from time to time by ICE for compliance with work authentication requirements. While we believe we are in compliance with applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions. See “Business—Regulatory Overview—Employee and Immigration Matters.”

Termination of a significant number of employees in specific markets or across our company due to work authorization or other regulatory issues would disrupt our operations, and could also cause adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed as a result of any of these factors. Furthermore, immigration laws have been an area of considerable political focus in recent years, and the U.S. Congress and the Executive Branch of the U.S. government from time to time consider or implement changes to federal immigration laws, regulations or enforcement programs. Further changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees.

Our use of subcontractors to perform work under certain customer contracts exposes us to liability and financial risk.

In our Development Services segment and through our qualified service partner network in our Maintenance Services segment, we use subcontractors to perform work in situations in which we are not able to self-perform such work. If we are unable to hire qualified subcontractors, our ability to successfully complete a project or perform services could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors exceeds what we have estimated, we could incur losses or realize lower than expected margins. We may not have direct control over our subcontractors, and although we have in place controls and programs to monitor the work of our subcontractors, there can be no assurance that these programs will have the desired effect. The actual or alleged failure to perform or negligence of a subcontractor may damage our reputation or expose us to liability, which could impact our results of operations. Furthermore, if our subcontractors are unable to cover the cost of damages or physical injuries caused by their actions, whether through insurance or otherwise, we may be held liable for such costs.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that additional assets are impaired.

On December 18, 2013, an affiliate of KKR indirectly acquired a controlling interest in our company and on June 30, 2014, we acquired ValleyCrest Holding Co. As a result of the KKR and ValleyCrest acquisitions, we applied the acquisition method of accounting. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our segments based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill and indefinite lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2020, the net carrying value of goodwill and other intangible assets, net, represented $2,080.6 million, or 68% of our total assets. Our annual goodwill impairment analysis concluded that the fair value of one of our four reporting units, the BrightView Tree Company reporting unit, did not exceed the carrying value, which indicated an impairment. As a result, and in conjunction with the initiation and conclusion of the sale of the BrightView Tree Company reporting unit in the fourth quarter of fiscal 2020, a goodwill impairment loss of $15.5 million was recognized in the fourth quarter of fiscal 2020. See Note 8 “Intangible Assets, Goodwill, Acquisitions and Divestitures” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

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

We are dependent on certain centralized automated information technology systems and networks to manage and support a variety of business processes and activities. Our ability to effectively manage our business and coordinate the sourcing of supplies, materials and products and our services depends significantly on the reliability and capacity of these systems and networks. Such systems and networks are subject to damage or interruption from power outages, telecommunications problems, data corruption, software errors, network failures, security breaches, acts of war or terrorist attacks, fire, flood and natural disasters. Our servers or cloud-based systems could be affected by physical or electronic break-ins, and computer viruses or similar disruptions may occur. A system outage may also cause the loss of important data or disrupt our operations. Our existing safety systems, data backup, access protection, user management, disaster recovery and information technology emergency planning may not be sufficient to prevent or minimize the effect of data loss or long-term network outages.

We may periodically upgrade our existing information technology systems with the assistance of third party vendors, and the costs to upgrade such systems may be significant. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. If we cannot meet our information technology staffing needs, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We could be required to make significant capital expenditures to remediate any such failure, malfunction or breach with our information technology systems or networks. Any material disruption or slowdown of our systems, including those caused by our failure to successfully upgrade our systems, and our inability to convert to alternate systems in an efficient and timely manner could have a material adverse effect on our business, financial position and results of operations.

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information of our customers, employees and third parties. Unlawful or unauthorized activities by third parties, and failures in systems, software, encryption technology, or other tools may facilitate or result in a compromise or breach of these systems. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. Any unauthorized disclosure of confidential information could damage our reputation, interrupt our operations and could result in a violation of applicable laws, regulations, industry standards or agreements and potentially subject us to costs, penalties and liabilities The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flow. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs incurred will be fully insured.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logos. While it is our policy to protect and defend vigorously our intellectual property, we cannot predict whether such actions will be adequate to prevent infringement or misappropriation of these rights. Although we believe that we have sufficient rights to all of our trademarks, service marks and other intellectual property rights, we may face claims of infringement that could interfere with our business or our ability to market and promote our brands. If we are unable to successfully defend against such claims, we may be prevented from using our intellectual property rights in the future and may be liable for damages.

Although we make a significant effort to avoid infringing known proprietary rights of third parties, we may be subject to claims of infringement by third parties. Responding to and defending such claims, regardless of their merit, can be costly and time-consuming, and we may not prevail. Depending on the resolution of such claims, we may be barred from using a specific mark or other rights, may be required to enter into licensing arrangements from the third party claiming infringement or may become liable for significant damages. If any of the foregoing occurs, our ability to compete could be affected or our business, financial position and results of operations may be adversely affected.

Risks Related to Our Indebtedness

Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition.

We have a significant amount of indebtedness. As of September 30, 2020, we had total indebtedness of $1,139.8 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $182.0 million and $60.0 million, respectively. See Note 10 “Long-term Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Our level of debt could have important consequences, including making it more difficult for us to satisfy our obligations with respect to our debt, limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements, requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes, increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Credit Agreement, are at variable rates of interest, limiting our flexibility in planning for and reacting to changes in the industries in which we compete, placing us at a disadvantage compared to other, less leveraged competitors, increasing our cost of borrowing and hampering our ability to execute on our growth strategy.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The Credit Agreement imposes significant operating and financial restrictions. These covenants may limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; create or incur liens; engage in certain fundamental changes, including mergers or consolidations; sell or transfer assets; pay dividends and distributions on our subsidiaries’ capital stock; make acquisitions, investments, loans or advances; prepay or repurchase certain indebtedness; engage in certain transactions with affiliates; and enter into negative pledge clauses and clauses restricting subsidiary distributions.

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

If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements may also restrict us from affecting any of these alternatives. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could substantially decrease the market price of our common stock. As of September 30, 2020, we had 104,886,085 shares of our common stock outstanding, including 1,122,911 shares of restricted stock subject to vesting. Of the outstanding shares, the 24,495,000 shares sold in the IPO and the 10,000,000 shares sold in the secondary offering of our common stock in June 2020 (the “secondary offering”) are freely tradable without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, or Rule 144, including our directors, executive officers and other affiliates (including affiliates of KKR and affiliates of MSD Partners, L.P., or MSD Partners).  Additionally, in connection with the secondary offering, pursuant to the second amended and restated limited partnership agreement of BrightView Parent L.P., the transfer restrictions with respect to approximately 3.1 million shares of our common stock expired, and such shares are freely tradable, subject to compliance with our securities trading policy and applicable securities laws.

As of September 30, 2020, the approximately 64.5 million shares of common stock held by the Sponsors and our directors and executive officers are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.In addition, each of the Sponsors has the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising its registration rights and selling a large number of shares, a Sponsor could cause the prevailing market price of our common stock to decline. Certain of our other stockholders have “piggyback” registration rights with respect to future registered offerings of our common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

As of September 30, 2020, we had stock options outstanding to purchase a total of 6,711,105 shares of our common stock and 749,173 shares of our common stock subject to restricted stock units. In addition, as of September 30, 2020, 8,669,196 shares of common stock were reserved for future issuance under our incentive plans. Additionally, we have reserved a total of 1,100,000 shares of our common stock for issuance under the Employee Stock Purchase Plan, of which 171,508 shares have been issued as of September 30, 2020.

As restrictions on resale end, or if the existing stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In the future, we may also issue equity securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

We are a “controlled company” within the meaning of the NYSE rules and the rules of the SEC and, as a result, qualify for exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of other companies that are subject to such requirements.

The Sponsors control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements.

Because we utilize certain of these exemptions, we do not have a majority of independent directors and our compensation and governance committees do not consist entirely of independent directors. In addition, we are not subject to certain rules related to compensation committees and the oversight, independence and role of, and disclosure related to, compensation consultants, legal counsel and other committee advisers.  Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our Sponsors control us and their interests may conflict with ours or yours in the future.

As of September 30, 2020, the Sponsors beneficially own 59.5% of our common stock. As a result, the Sponsors are able to control the election and removal of our directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, amendment of our certificate of incorporation and bylaws and entering into extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the Sponsors and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you. For example, the Sponsors could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

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

These provisions provide for, among other things, our Board of Directors to issue one or more series of preferred stock; advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; certain limitations on convening special stockholder meetings; the removal of directors only upon the affirmative vote of the holders of at least 66 2⁄3% of the shares of common stock entitled to vote generally in the election of directors if the Sponsors and their affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors. In addition, certain provisions of our certificate of incorporation and bylaws may be amended only by the affirmative vote of at least 66 2⁄3% of shares of common stock entitled to vote generally in the election of directors if the Sponsors and their affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors. These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

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

Our certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. Our certificate of incorporation further provides that, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the United States federal securities laws.  While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

General Risk Factors

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

You may not be able to resell your shares at or above your purchase price due to the factors described in this Risk Factors section.  Other factors that may impact our stock price include:  results of operations that vary from the expectations of securities analysts and investors or from those of our competitors; changes in expectations as to our future financial performance, including estimates and investment recommendations by securities analysts and investors; changes in market valuations, stock prices, or earnings and other announcements by peer companies or companies in the service sector; announcements by us, our competitors, and our suppliers related to significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments; investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives; the public’s response to press releases, SEC filings or other public announcements by us or third parties, including our filings with the SEC; guidance, if any, that we provide to the public, and any changes in or our failure to meet this guidance; and the development and sustainability of an active trading market for our stock.

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

As a public company, we have significant requirements for financial reporting and internal controls. The process of maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404, to furnish annually a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is also required to issue an attestation report on effectiveness of our internal controls in each annual report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is a leased facility located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

We and our operating companies own and lease a variety of facilities primarily located in the United States, for branch and service center operations and for office, call center and storage space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than our headquarters listed above, used by each of our operating segments as of September 30, 2020. We believe that these facilities, when considered with our headquarters, are in good operating condition and suitable and adequate to support the current needs of our business.

Segment (1)	Owned Facilities	Leased Facilities
Maintenance Services	29	222
Development Services	3	13
Total	32	235

(1)	14 facilities are shared between our segments and each is counted once, in the Maintenance Services segment, to avoid double counting.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BV” on June 28, 2018.  Prior to that time, there was no public market for our common stock.  As of October 31, 2020, there were 361 holders of record of our common stock.  This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.  We did not declare or pay dividends to the holders of our common stock in the year ended September 30, 2020.

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

The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Russell 2000 (“R2000”) Index and the Russell 2500 Environmental Maintenance & Security Service (“R2500 Service”) Index from June 28, 2018 (the Company’s initial day of trading) through September 30, 2020. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the R2000 Index and the R2500 Service Index assumes any dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Item 6. Selected Financial Data

Set forth below is our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of September 30, 2020, 2019, and 2018 and for the years ended September 30, 2020, 2019, and 2018 has been derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data as of September 30, 2017 and December 31, 2016 and for the nine months ended September 30, 2017 and the year ended December 31, 2016 have been derived from our audited consolidated financial statements not included in this Form 10-K. We changed our fiscal year end from December 31 to September 30 of each year, effective September 30, 2017. The change aligns the fiscal year end with the seasonal business cycle of our industry. For discussion around results of operations for the nine months ended September 30, 2017 and for a comparison of our results for the fiscal year ended September 30, 2018 and twelve months ended September 30, 2017 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2018, filed with the SEC on November 28, 2018 and is incorporated by reference herein (Fiscal Year Ended September 30, 2018 10-K). The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto, each included elsewhere in this Form 10-K.

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions, except per share and share data)	2020	2019	2018	2017	2016
Statement of Operations Data
Net service revenues	$2,346.0	$2,404.6	$2,353.6	$1,713.6	$2,185.3
Cost of services provided	1,750.7	1,766.4	1,727.5	1,259.8	1,578.1
Gross profit	595.3	638.2	626.1	453.8	607.2
Selling, general and administrative expense	527.4	452.2	481.2	311.8	468.0
Amortization expense	55.8	56.3	104.9	92.9	131.6
Income from operations	12.1	129.7	40.0	49.1	7.6
Other income (expense)	1.3	—	(23.5)	1.4	2.2
Interest expense	64.6	72.5	97.8	73.7	94.7
(Loss) income before income taxes	(51.2)	57.2	(81.3)	(23.2)	(84.9)
Income tax benefit (expense)	9.6	(12.8)	66.2	9.2	32.5
Net (loss) income	$(41.6)	$44.4	$(15.1)	$(14.0)	$(52.4)
(Loss) earnings per share:
Basic	$(0.40)	$0.43	$(0.18)	$(0.18)	$(0.67)
Diluted	$(0.40)	$0.43	$(0.18)	$(0.18)	$(0.67)
Weighted average shares outstanding:
Basic	103,670,000	102,800,000	83,369,000	77,071,000	77,685,000
Diluted	103,670,000	103,363,000	83,369,000	77,071,000	77,685,000
Statement of Cash Flows Data:
Cash flows from operating activities	$245.1	$169.7	$180.4	$78.9	$111.9
Cash flows used in investing activities	$(108.8)	$(145.5)	$(179.3)	$(97.5)	$(69.5)
Cash flows (used in) from financing activities	$(18.3)	$(20.3)	$21.3	$(36.6)	$(46.4)

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018	2017	2016
Balance Sheet Data (at period end):
Cash and cash equivalents	$157.1	$39.1	$35.2	$12.8	$68.0
Total assets	$3,071.0	$2,928.6	$2,891.9	$2,858.6	$2,890.6
Total liabilities	$1,799.5	$1,644.8	$1,664.6	$2,162.4	$2,185.4
Total stockholders' equity	$1,271.5	$1,283.8	$1,227.3	$696.3	$705.2
Other Financial Data:
Adjusted EBITDA(1)	$271.6	$305.1	$300.1	$217.2	$255.7
Adjusted Net Income(1)	$94.7	$118.0	$90.0	$55.5	$48.6
Adjusted EPS(1)	$0.91	$1.15	$1.08	$0.72	$0.63
Cash flows from operating activities	$245.1	$169.7	$180.4	$78.9	$111.9
Free Cash Flow(1)	$197.2	$86.6	$105.9	$34.6	$42.3
Adjusted Free Cash Flow(1)	$197.2	$86.6	$127.6	$34.6	$42.3

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

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions)	2020	2019	2018	2017	2016
Adjusted EBITDA
Net (loss) income	$(41.6)	$44.4	$(15.1)	$(14.0)	$(52.4)
Plus:
Interest expense, net	64.6	72.5	97.8	73.7	94.7
Income tax (benefit) expense	(9.6)	12.8	(66.2)	(9.2)	(32.5)
Depreciation expense	80.5	80.1	75.3	56.5	79.3
Amortization expense	55.8	56.3	104.9	92.9	131.6
Establish public company financial reporting compliance (a)	0.9	4.8	4.1	0.8	5.5
Business transformation and integration costs (b)	32.5	17.5	25.5	10.8	24.1
Offering-related expenses (c)	4.4	1.0	6.8	—	—
Debt extinguishment (d)	—	—	25.1	—	—
Equity-based compensation (e)	24.0	15.7	28.8	3.8	2.8
Management fees (f)	—	—	13.1	1.9	2.7
COVID-19 related expenses (g)	13.8	—	—	—	—
Changes in self-insured liability estimates (h)	24.1	—	—	—	—
Sale of tree company (i)	22.2	—	—	—	—
Adjusted EBITDA	$271.6	$305.1	$300.1	$217.2	$255.7
Adjusted Net Income
Net (loss) income	$(41.6)	$44.4	$(15.1)	$(14.0)	$(52.4)
Plus:
Amortization expense	55.8	56.3	104.9	92.9	131.6
Establish public company financial reporting compliance (a)	0.9	4.8	4.1	0.8	5.5
Business transformation and integration costs (b)	32.5	17.5	25.5	10.8	24.1
Offering-related expenses (c)	4.4	1.0	6.8	—	—
Debt extinguishment (d)	—	—	25.1	—	—
Equity-based compensation (e)	24.0	15.7	28.8	3.8	2.8
Management fees (f)	—	—	13.1	1.9	2.7
COVID-19 related expenses (g)	13.8	—	—	—	—
Changes in self-insured liability estimates (h)	24.1	—	—	—	—
Sale of tree company (i)	22.2	—	—	—	—
Income tax adjustment (j)	(41.4)	(21.7)	(103.1)	(40.8)	(65.7)
Adjusted Net Income	$94.7	$118.0	$90.0	$55.5	$48.6
Free Cash Flow and Adjusted Free Cash Flow
Cash flows from operating activities	$245.1	$169.7	$180.4	$78.9	$111.9
Minus:
Capital expenditures	52.7	89.9	86.4	50.6	75.6
Plus:
Proceeds from sale of property and equipment	4.8	6.8	12.0	6.3	6.0
Free Cash Flow	$197.2	$86.6	$105.9	$34.6	$42.3
Plus:
ValleyCrest land and building acquisition (k)	—	—	21.6	—	—
Adjusted Free Cash Flow	$197.2	$86.6	$127.6	$34.6	$42.3

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

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions)*	2020	2019	2018	2017	2016
Severance and related costs	$3.8	$3.0	$5.7	$0.8	$13.1
Rebranding of vehicle fleet	—	0.5	12.5	6.3	—
Business integration	13.4	8.2	1.7	—	4.0
IT infrastructure, transformation, and other (l)	15.3	5.8	5.5	3.7	7.0
Business transformation and integration costs	$32.5	$17.5	$25.5	$10.8	$24.1

(*)	Amounts may not total due to rounding.

(c)	Represents transaction related expenses incurred in connection with the IPO, subsequent registration statements, and IPO related litigation.
(d)	Represents losses on the extinguishment of debt.
(e)

Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding. Fiscal year ended September 30, 2020 includes $23.6 million of equity-based compensation expense and $0.4 million of related taxes. Fiscal year ended September 30, 2018 includes $19.6 million of equity-based compensation expense related to the IPO.

(f)	Represents fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of the IPO.
(g)

Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment and cleaning and supply purchases, and other.

(h)

Represents expenses related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts for workers’ compensation, general liability, auto liability, and employee health care insurance programs, to reflect uncertainties associated with the current environment, including the COVID-19 pandemic.

(i)	Represents the goodwill impairment charge, realized loss on sale, and transaction related expenses related to the sale of BrightView Tree Company on September 30, 2020.
(j)

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

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(in millions)	2020	2019	2018	2017	2016
Tax impact of pre-tax income adjustments	$37.9	$19.8	$59.6	$39.0	$66.1
Discrete tax items	3.5	1.9	43.5	1.8	(0.4)
Income tax adjustment	$41.4	$21.7	$103.1	$40.8	$65.7

(k)	Represents the acquisition of legacy ValleyCrest land and buildings in October 2017.
(l)

IT infrastructure, transformation, and other for the fiscal year ended September 30, 2020 includes professional fees related to enterprise system implementation activities associated with the adoption of the lease accounting standard (ASC 842 – Leases), as well as expenses associated with segment infrastructure assessment activities and consolidation of the corporate and shared service center facilities.

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

This section of this Form 10-K generally discusses the fiscal years ended September 30, 2020 and 2019 items and year to year comparisons between the fiscal years ended September 30, 2020 and 2019.  The discussion around results of operations for the fiscal year ended September 30, 2018 and a comparison of our results for the fiscal years ended September 30, 2019 and 2018 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2019, filed with the SEC on November 21, 2019 and is incorporated by reference herein (Fiscal Year Ended September 30, 2019 10-K).

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 10 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 240 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

Our Segments

We report our results of operations through two reportable segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 32 U.S. states, and, through our qualified service partner network, we are able to efficiently provide nationwide coverage in all 50 U.S. states.

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

Development Services

Through our Development Services segment, we provide landscape architecture and development services for new facilities and significant redesign projects. Specific services include project design and management services, landscape architecture, landscape installation, irrigation installation, tree moving and installation, pool and water features and sports field services, among others. Our development services are comprised of sophisticated design, coordination and installation of landscapes at some of the most recognizable corporate, athletic and university complexes and showcase highly visible work that is paramount to our customers’ perception of our brand as a market leader.

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

Components of Our Revenues and Expenses

Net Service Revenues

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance.  The right to invoice practical expedient, defined within Note 3 “Revenue” to our audited consolidated financial statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services.  When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method.  Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed.  Fees for enhancement services are typically billed as the services are performed.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists of costs incurred related to compensation and benefits for management, sales and administrative personnel, equity-based compensation, branch and office rent and facility operating costs, depreciation expense related to branch and office locations, as well as professional fees, software costs, goodwill impairment, gains and losses on divestitures, and other miscellaneous expenses. Corporate expenses, including corporate executive compensation, finance, legal and information technology, are included in consolidated selling, general and administrative expense and not allocated to the business segments.

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

Other Income (Expense)

Other income (expense) consists primarily of losses on debt extinguishment and investment gains and losses related to investments held in Rabbi Trust.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. Since October 1, 2019, we have acquired six businesses with approximately $99.5 million of aggregate annualized revenue, for aggregate consideration of $90.3 million, net of cash. We anticipate incurring integration related costs in respect of these acquisitions of $8.2 million, of which $5.3 million had been incurred as of September 30, 2020, with the remainder to be incurred in fiscal 2021. Additionally, we incurred $8.1 million of integration costs during fiscal 2020 related to acquisitions completed prior to fiscal 2020.  While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of fleet and uniform rebranding, and to a lesser extent, other administrative costs associated with training employees and transitioning from legacy accounting and IT systems. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

Equity-based Compensation

Prior to the IPO, the Company had a Management Equity Incentive Plan, (the “Plan”), under which BrightView Parent L.P. awarded Class A Units and/or Class B Units to our employees and members of our Board of Directors. Many of our outstanding equity-based compensation awards granted to our employees vest upon a service condition and certain performance criteria of the Company, while some outstanding awards were also eligible to vest upon a liquidity event, including an initial public offering. In connection with the IPO, we recorded $1.5 million of equity-based compensation expense as a result of such vesting. The Class B Units held by current and former employees were cancelled in connection with the IPO and we issued shares of common stock (a portion of which was restricted stock subject to vesting) and stock options in respect of such Class B Units at the time of the IPO (the “Class B Equity Conversion”). In addition, we issued shares of common stock (all of which was restricted stock, vesting ratably on an annual basis over a three-year period, commencing on the first anniversary of the grant date) and stock options that were granted to certain officers and employees in connection with the IPO (the “IPO Equity Grant”). The issuance of stock options (i) in connection with the Class B Equity Conversion, is expected to result in $37.9 million of equity-based compensation expense after estimated forfeitures, of which $11.4 million was recognized immediately upon issuance, $5.2 million of expense was recognized in the fourth quarter of fiscal 2018, and the remainder of which we expect to recognize in future periods, and (ii) in connection with the IPO Equity Grant, is expected to result in $16.3 million of equity-based compensation expense after estimated forfeitures, of which we recognized $1.5 million in the fourth quarter of fiscal 2018 and the remainder of which we expect to recognize in future periods. Furthermore, we expect equity-based compensation expense to be higher in the future as our awards will be expensed over the requisite service and performance period. See Note 14 “Equity-Based Compensation” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information about our equity-based compensation plans.

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

The impact of the COVID-19 pandemic and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic and its resurgence are evolving rapidly and in ways that are difficult or impossible to anticipate. Due to the impact of the COVID-19 pandemic on our results for the fourth quarter and full year of 2020, and uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the fourth quarter and full year of 2020 may not be indicative of the Company’s future results.  We have experienced and may experience a loss in revenue as a result of restrictions on our ability to operate our business. In addition, the economic deterioration resulting from the impacts of the COVID-19 pandemic will likely continue to negatively impact our results of operations and financial condition.  We expect this negative impact on economic conditions to persist, but the degree of the impact on our business is unpredictable as it will depend on the extent and duration of the economic contraction. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors”.

We have taken numerous steps, and expect to continue to take further actions to address the negative impact and risks posed by the COVID-19 pandemic, such as increasing health and safety measures to protect our employees and follow local health and safety guidelines in the jurisdictions we operate, implementing prudent actions to preserve cash, and limiting discretionary spend. Additionally, on March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We are utilizing the deferment of employer side social security payments as well as the technical correction for tax depreciation.  Although we will seek to utilize current and future legislation enacted to provide relief from the impact of the COVID-19 pandemic as appropriate, there is no guarantee we will meet any eligibility requirements to participate or, even if we are able to participate, that such legislation will provide meaningful benefit to our business or financial condition.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Fiscal Year Ended September 30,
(In millions)	2020	2019
Net service revenues	$2,346.0	$2,404.6
Cost of services provided	1,750.7	1,766.4
Gross profit	595.3	638.2
Selling, general and administrative expense	527.4	452.2
Amortization expense	55.8	56.3
Income from operations	12.1	129.7
Other income, net	1.3	—
Interest expense	64.6	72.5
(Loss) income before income taxes	(51.2)	57.2
Income tax benefit (expense)	9.6	(12.8)
Net (loss) income	$(41.6)	$44.4
Adjusted EBITDA(1)	$271.6	$305.1
Adjusted Net Income (1)	$94.7	$118.0
Cash flows from operating activities	$245.1	$169.7
Free Cash Flow(1)	$197.2	$86.6

(1)	See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal Year Ended September 30, 2020 compared to Fiscal Year Ended September 30, 2019

Net Service Revenues

Net service revenues for the fiscal year ended September 30, 2020 decreased $58.6 million, or 2.4%, to $2,346.0 million, from $2,404.6 million in the 2019 period. The decrease was driven by decreases in Maintenance Services revenues of $74.3 million partially offset by an increase in Development Services revenues of $15.2 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the fiscal year ended September 30, 2020 decreased $42.9 million, or 6.7%, to $595.3 million, from $638.2 million in 2019. The decrease in gross profit was driven by the decrease in revenues described above, as well as an $18.3 million charge to Costs of services provided related to a change in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts. Gross margin decreased 110 basis points from 26.5% in the 2019 period to 25.4% for the fiscal year ended September 30, 2020 which was also related to a change in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts.

Selling, General and Administrative Expense

Selling, general and administrative expense for the fiscal year ended September 30, 2020 increased $75.2 million, or 16.6%, to $527.4 million, from $452.2 million in the 2019 period. This increase was largely driven by an increase of $22.2 million related to the sale of BrightView Tree Company, consisting principally of a goodwill impairment of $15.5 million and a loss on sale of $5.7 million. The increase was also driven by an increase of $20.1 million related to our acquired businesses, consisting of an increase of $14.9 million of incremental overhead and an increase of $5.2 million in business integration costs. In addition, the increase was attributable to $9.7 million of expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, and personal protective equipment, cleaning and supply purchases; as well as an increase of $11.0 million for salaries and other employee related expenses, principally incentive compensation; an increase of $8.3 million for stock compensation and related taxes; and a $5.8 million expense related to a change in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts. As a percentage of revenue, selling, general and administrative expense increased 370 basis points for the fiscal year ended September 30, 2020 to 22.5%, from 18.8% in the 2019 period.

Amortization Expense

Amortization expense for the fiscal year ended September 30, 2020 decreased $0.5 million, or 0.9%, to $55.8 million, from $56.3 million in the 2019 period. The decrease was principally due to a $6.6 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, partially offset by a $6.1 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income (Expense)

Other income was $1.3 million for the fiscal year ended September 30, 2020 compared to $0.0 million of income in the 2019 period. The income in the 2020 period was due to a gain on investments held in the Rabbi Trust.

Interest Expense

Interest expense for the fiscal year ended September 30, 2020 decreased $7.9 million, or 10.9%, to $64.6 million, from $72.5 million in the 2019 period. The decrease was driven by a lower weighted average interest rate on our term loans in the 2020 period of 3.51% compared to 4.90% in the 2019 period, partially offset by the impact of our interest rate swaps for the period.

Income Tax (Expense) Benefit

For the fiscal year ended September 30, 2020, Income tax benefit was $9.6 million, compared to an Income tax expense of $12.8 million in the 2019 period. The change to an income tax benefit from an income tax expense is primarily attributable to the Company’s pretax loss of $51.2 million in the current period compared to pretax income of $57.2 million in the prior period.

Net Income (Loss)

For the fiscal year ended September 30, 2020, net income decreased $86.0 million, to a net loss of $41.6 million, from net income of $44.4 million in the 2019 period. The decrease in net income was primarily due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $33.5 million for the fiscal year ended September 30, 2020, to $271.6 million, from $305.1 million in the 2019 period. Adjusted EBITDA as a percent of revenue was 11.6% and 12.7% for the fiscal year ended September 30, 2020 and 2019, respectively. The decrease in Adjusted EBITDA was driven by a decrease of $31.9 million, or 11.3% in Maintenance Services Segment Adjusted EBITDA and a decrease of $1.5 million, or 1.8% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the fiscal year ended September 30, 2020 decreased $23.3 million, to $94.7 million, from $118.0 million in the 2019 period due to the changes noted above.

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

Segment Results for the Fiscal Years Ended September 30, 2020 and 2019

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2020	2019	2020 vs. 2019
Net Service Revenues	$1,739.1	$1,813.4	(4.1)%
Segment Adjusted EBITDA	$250.1	$282.0	(11.3)%
Segment Adjusted EBITDA Margin	14.4%	15.6%	(120	) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the fiscal year ended September 30, 2020 decreased by $74.3 million, or 4.1%, compared to the 2019 period. Revenues from landscape maintenance services were $1,576.0 million for the fiscal year ended September 30, 2020, an increase of $7.7 million over the 2019 period, and revenues from snow removal services were $163.1 million, a decrease of $82.0 million over the 2019 period. The decrease in snow removal services was primarily attributable to a decreased frequency of snowfall events, the geographical distribution of the snowfall events which negatively impacted the Mid-Atlantic, Northeast, and Midwest regions, the lower volume of snowfall per event and the lower relative snowfall in the fiscal year ended September 30, 2020 (for our current branch structure, snowfall for the fiscal years ended September 30, 2020 and 2019 was 61.6% and 86.3%, respectively, of the historical 10-year average for that twelve-month period). The increase in landscape services revenues was driven by a $101.9 million revenue contribution from acquired businesses, partially offset by a decrease of $94.2 million the majority of which was due to a reduction in demand for ancillary services as a result of the COVID-19 pandemic.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2020 decreased $31.9 million, to $250.1 million, compared to $282.0 million in the 2019 period. Segment Adjusted EBITDA Margin decreased 120 basis points, to 14.4%, in the fiscal year ended September 30, 2020, from 15.6% in the 2019 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were due to the decrease in net service revenues described above.

Development Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2020	2019	2020 vs. 2019
Net Service Revenues	$610.6	$595.4	2.6%
Segment Adjusted EBITDA	$80.2	$81.7	(1.8)%
Segment Adjusted EBITDA Margin	13.1%	13.7%	(60	) bps

Development Services Net Service Revenues

Development Services net service revenues for the fiscal year ended September 30, 2020 increased $15.2 million, or 2.6%, compared to the 2019 period. The increase in development services revenues was driven by higher first half project volumes and a stronger first half project completion percentage compared to the prior year.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2020 decreased $1.5 million, to $80.2 million, compared to $81.7 million in the 2019 period. Segment Adjusted EBITDA Margin decreased 60 basis points, to 13.1%, in the fiscal year ended September 30, 2020, from 13.7% in the 2019 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were due principally to the completion of certain large projects in the prior year and construction delays as a result of the COVID-19 pandemic, partially offset by the increase in net service revenues described above.

Non-GAAP Financial Measures

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow.

	Fiscal Year Ended September 30,
(in millions)	2020	2019
Adjusted EBITDA
Net (loss) income	$(41.6)	$44.4
Plus:
Interest expense, net	64.6	72.5
Income tax expense (benefit)	(9.6)	12.8
Depreciation expense	80.5	80.1
Amortization expense	55.8	56.3
Establish public company financial reporting compliance (a)	0.9	4.8
Business transformation and integration costs (b)	32.5	17.5
Offering-related expenses (c)	4.4	1.0
Equity-based compensation (d)	24.0	15.7
COVID-19 related expenses (e)	13.8	—
Changes in self-insured liability estimates (f)	24.1	—
Sale of tree company (g)	22.2	—
Adjusted EBITDA	$271.6	$305.1
Adjusted Net Income
Net income (loss)	(41.6)	44.4
Plus:
Amortization expense	55.8	56.3
Establish public company financial reporting compliance (a)	0.9	4.8
Business transformation and integration costs (b)	32.5	17.5
Offering-related expenses (c)	4.4	1.0
Equity-based compensation (d)	24.0	15.7
COVID-19 related expenses (e)	13.8	—
Changes in self-insured liability estimates (f)	24.1	—
Sale of tree company (g)	22.2	—
Income tax adjustment (h)	(41.4)	(21.7)
Adjusted Net Income	$94.7	$118.0
Free Cash Flow
Cash flows from operating activities	$245.1	$169.7
Minus:
Capital expenditures	52.7	89.9
Plus:
Proceeds from sale of property and equipment	4.8	6.8
Free Cash Flow	$197.2	$86.6

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

	Fiscal Year Ended September 30,
(in millions)	2020	2019
Severance and related costs	$3.8	$3.0
Rebranding of vehicle fleet	—	0.5
Business integration	13.4	8.2
IT infrastructure, transformation, and other (i)	15.3	5.8
Business transformation and integration costs	$32.5	$17.5

(c)	Represents transaction related expenses incurred in connection with the IPO, subsequent registration statements, and IPO related litigation.
(d)

Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding. Fiscal year ended September 30, 2020 includes $23.6 million of equity-based compensation expense and $0.4 million of related taxes.

(e)

Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment and cleaning and supply purchases, and other.

(f)

Represents expenses related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts for workers’ compensation, general liability, auto liability, and employee health care insurance programs, to reflect uncertainties associated with the current environment, including the COVID-19 pandemic.

(g)	Represents the goodwill impairment charge, realized loss on sale, and transaction related expenses related to the sale of BrightView Tree Company on September 30, 2020.
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

	Fiscal Year Ended September 30,
(in millions)	2020	2019
Tax impact of pre-tax income adjustments	$37.9	$19.8
Discrete tax items	3.5	1.9
Income tax adjustment	$41.4	$21.7

(i)

IT infrastructure, transformation, and other for the fiscal year ended September 30, 2020 includes professional fees related to enterprise system implementation activities associated with the adoption of the lease accounting standard (ASC 842 – Leases), as well as expenses associated with segment infrastructure assessment activities and consolidation of the corporate and shared service center facilities.

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

	Three Months Ended
(In millions, except per share data)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Net service revenues	$608.1	$608.1	$559.1	$570.7	$624.8	$657.2	$596.6	$526.0
Cost of services provided	444.5	451.7	426.8	427.7	453.1	468.6	450.5	394.1
Gross profit	163.6	156.4	132.3	143.0	171.7	188.6	146.1	131.9
Selling, general and administrative expense	138.4	131.8	126.9	130.3	108.8	114.0	119.5	110.2
Amortization expense	15.2	13.6	13.6	13.5	13.4	13.9	13.8	15.1
Income (loss) from operations	10.0	11.0	(8.2)	(0.8)	49.5	60.7	12.8	6.6
Other income (expense)	0.8	1.7	(1.9)	0.7	—	0.4	1.2	(1.5)
Interest expense	14.6	15.4	17.1	17.4	18.1	18.4	18.9	17.1
(Loss) income before income taxes	(3.8)	(2.7)	(27.2)	(17.5)	31.4	42.7	(4.9)	(12.0)
Income tax (expense) benefit	(2.3)	0.3	6.7	4.9	(6.3)	(11.0)	1.3	3.2
Net (loss) income	$(6.1)	$(2.4)	$(20.5)	$(12.6)	$25.1	$31.7	$(3.6)	$(8.8)
(Loss) earnings per share:
Basic	$(0.06)	$(0.02)	$(0.20)	$(0.12)	$0.24	$0.31	$(0.04)	$(0.09)
Diluted	$(0.06)	$(0.02)	$(0.20)	$(0.12)	$0.24	$0.31	$(0.04)	$(0.09)
Adjusted EBITDA(1)	$90.0	$91.0	$38.9	$51.7	$91.9	$101.9	$61.1	$50.1
Adjusted Net Income (1)	$38.3	$44.0	$1.9	$10.6	$45.0	$47.0	$15.6	$10.4
Adjusted Earnings per Share(1)	$0.37	$0.42	$0.02	$0.10	$0.44	$0.46	$0.15	$0.10
Cash flows from operating activities	$83.2	$76.2	$78.4	$7.3	$60.5	$44.5	$58.3	$6.4
Free Cash Flow(1)	$77.4	$66.5	$59.4	$(6.2)	$47.8	$13.7	$34.2	$(9.1)

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

	Three Months Ended
(In millions)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Adjusted EBITDA
Net (loss) income	$(6.1)	$(2.4)	$(20.5)	$(12.6)	$25.1	$31.7	$(3.6)	$(8.8)
Plus:
Interest expense, net	14.6	15.4	17.1	17.4	18.1	18.4	18.9	17.1
Income tax provision (benefit)	2.3	(0.3)	(6.7)	(4.9)	6.3	11.0	(1.3)	(3.2)
Depreciation expense	20.1	20.9	19.3	20.2	18.3	20.9	21.7	19.3
Amortization expense	15.2	13.6	13.6	13.5	13.4	13.9	13.8	15.1
Establish public company financial reporting compliance (a)	—	—	—	0.9	1.9	1.1	1.3	0.4
Business transformation and integration costs (b)	6.9	8.2	8.9	8.3	4.0	4.5	4.7	4.3
Offering-related expenses (c)	0.3	2.6	1.2	0.4	0.9	0.1	—	—
Equity-based compensation (d)	5.8	4.9	4.9	8.5	3.9	0.3	5.6	5.9
COVID-19 related expenses (e)	8.7	4.0	1.1	—	—	—	—	—
Changes in self-insured liability estimates (f)	—	24.1	—	—	—	—	—	—
Sale of tree company (g)	22.2	—	—	—	—	—	—	—
Adjusted EBITDA	$90.0	$91.0	$38.9	$51.7	$91.9	$101.9	$61.1	$50.1
Adjusted Net Income
Net (loss) income	$(6.1)	$(2.4)	$(20.5)	$(12.6)	$25.1	$31.7	$(3.6)	$(8.8)
Plus:
Amortization expense	15.2	13.6	13.6	13.5	13.4	13.9	13.8	15.1
Establish public company financial reporting compliance (a)	—	—	—	0.9	1.9	1.1	1.3	0.4
Business transformation and integration costs (b)	6.9	8.2	8.9	8.3	4.0	4.5	4.7	4.3
Offering-related expenses (c)	0.3	2.6	1.2	0.4	0.9	0.1	—	—
Equity-based compensation (d)	5.8	4.9	4.9	8.5	3.9	0.3	5.6	5.9
COVID-19 related expenses (e)	8.7	4.0	1.1	—	—	—	—	—
Changes in self-insured liability estimates (f)	—	24.1	—	—	—	—	—	—
Sale of tree company (g)	22.2	—	—	—	—	—	—	—
Income tax adjustment (h)	(14.7)	(11.0)	(7.3)	(8.4)	(4.2)	(4.6)	(6.2)	(6.5)
Adjusted Net Income	$38.3	$44.0	$1.9	$10.6	$45.0	$47.0	$15.6	$10.4
Free Cash Flow
Cash flows from operating activities	$83.2	$76.2	$78.4	$7.3	$60.5	$44.5	$58.3	$6.4
Minus:
Capital expenditures	6.8	10.8	20.6	14.5	12.7	34.6	25.3	17.3
Plus:
Proceeds from sale of property and equipment	1.0	1.1	1.6	1.0	—	3.8	1.2	1.8
Free Cash Flow	$77.4	$66.5	$59.4	$(6.2)	$47.8	$13.7	$34.2	$(9.1)

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

	Three Months Ended
(In millions)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Severance and related costs	$0.6	$2.7	$0.4	$0.2	$1.0	$0.4	$1.0	$0.5
Rebranding of vehicle fleet	—	—	—	—	0.1	0.1	0.1	0.3
Business integration	2.8	1.8	3.5	5.4	1.5	3.0	2.7	1.1
IT infrastructure, transformation, and other	3.5	3.7	5.0	2.7	1.4	1.0	0.9	2.4
Business transformation and integration costs	$6.9	$8.2	$8.9	$8.3	$4.0	$4.5	$4.7	$4.3

(c)	Represents transaction related expenses incurred in connection with the IPO and subsequent registration statements.
(d)	Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding
(e)

Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment and cleaning and supply purchases, and other.

(f)

Represents expenses related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts for workers’ compensation, general liability, auto liability, and employee health care insurance programs, to reflect uncertainties associated with the current environment, including the COVID-19 pandemic.

(g)	Represents the goodwill impairment charge, realized loss on sale, and transaction related expenses related to the sale of BrightView Tree Company on September 30, 2020.
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

	Three Months Ended
(in millions)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Tax impact of pre-tax income adjustments	$17.2	$5.3	$7.3	$8.1	$3.4	$4.6	$6.1	$5.9
Discrete tax items	(2.5)	5.7	—	0.3	0.8	—	0.1	0.6
Income tax adjustment	$14.7	$11.0	$7.3	$8.4	$4.2	$4.6	$6.2	$6.5

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

	September 30,	September 30,
(In millions)	2020	2019
Cash and cash equivalents	$157.1	$39.1
Short-term borrowings and current maturities of long-term debt	$12.3	$10.4
Long-term debt	$1,127.5	$1,134.2
Total debt	$1,139.8	$1,144.6

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

Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or the Receivables Financing Agreement in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control, including the ongoing impact of the COVID-19 pandemic. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Series B Term Loan under the Credit Agreement, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Fiscal Year Ended September 30,
(In millions)	2020	2019
Operating activities	$245.1	$169.7
Investing activities	$(108.8)	$(145.5)
Financing activities	$(18.3)	$(20.3)
Free Cash Flow (1)	$197.2	$86.6

(1)	See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended September 30, 2020 increased $75.4 million, to $245.1 million, from $169.7 million in the 2019 period. This increase was primarily due to an increase in cash provided by improvements in net working capital, including accounts payable and other operating liabilities, unbilled and deferred revenue, and accounts receivable. The increase was partially offset by a decrease in cash provided by net income (loss).

Cash Flows used in Investing Activities

Net cash used in investing activities was $108.8 million in the fiscal year ended September 30, 2020, a decrease in the use of cash of $36.7 million compared to $145.5 million for the 2019 period. Capital expenditures decreased $37.2 million to $52.7 million for the fiscal year ended September 30, 2020, compared to $89.9 million in the 2019 period. Additionally, net cash provided from divestitures was $28.5 million for the fiscal year ended September 30, 2020, due to the sale of two of the Company’s subsidiary entities in separate transactions on September 30, 2020. The decrease in cash used in investing activities was partially offset by an increase in cash paid for acquisitions of $26.3 million as well as a decrease in proceeds from sale of property and equipment of $2.0 million.

Cash Flows provided by (used in) Financing Activities

Net cash flows used in financing activities of $18.3 million for the fiscal year ended September 30, 2020 included proceeds from our Receivables Financing Agreement of $80.0 million and proceeds from our Revolving Credit Facility of $70.0 million drawn principally in response to the COVID-19 pandemic, both of which were fully repaid during the period. Additionally term loan repayments of $10.4 million and finance lease obligations repayments of $9.9 million were made during the period.

Net cash flows used in financing activities of $20.3 million for the fiscal year ended September 30, 2019 consisted of scheduled and voluntary principal payments on long-term borrowings of $143.0 million and repayments of finance lease obligations of $5.8 million, offset by net proceeds from our Receivables Financing Agreement of $120.0 million and net proceeds from our Revolving Credit Facility of $10.0 million.

Free Cash Flow

Free Cash Flow increased $110.6 million to $197.2 million for the fiscal year ended September 30, 2020 from $86.6 million in the 2019 period. The increase in Free Cash Flow was due to an increase in cash flows from operating activities of $75.4 million as well as a decrease in capital expenditures of $37.2 million, partially offset by a decrease in proceeds from the sale of property and equipment of $2.0 million.

Working Capital

(In millions)	September 30, 2020	September 30, 2019
Net Working Capital:
Current assets	$633.1	$551.4
Less: Current liabilities	450.1	332.7
Net working capital	$183.0	$218.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $35.7 million, to $183.0 million, at September 30, 2020, from $218.7 million at September 30, 2019, primarily driven by an increase in accrued expenses and other current liabilities of $61.2 million, a decrease in inventories of $20.0 million, an increase in current portion of operating lease liabilities of $18.3 million, an increase in accounts payable of $17.0 million, a decrease in accounts receivable, net of $14.5 million, a decrease in unbilled revenue of $13.0 million, and an increase in current portion of self-insurance reverses of $11.0 million, partially offset by an increase in cash and cash equivalents of $118.0 million.

Description of Indebtedness

Series B Term Loan due 2025

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amendment”). The Credit Agreement was amended to provide for: (i) a $1,037.0 million seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 million five-year revolving credit facility.  The Series B Term Loan matures on August 15, 2025 and bears interest at a rate per annum of LIBOR, plus 2.5%. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 million was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt resulting in an effective yield of 2.5%.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as accelerated principal payments. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2020, September 30, 2019, and September 30, 2018.

Revolving credit facility

The Company’s five-year $260.0 million Revolving Credit Facility matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.50% to 2.00%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 million revolving credit facility under the Credit Agreement.  The Company had no outstanding balance under either facility as of September 30, 2020 and September 30, 2019. There is a quarterly commitment fee equal to either 1⁄2 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s leverage ratio. The Company had $78.0 million and $94.1 million of letters of credits issued and outstanding as of September 30, 2020 and September 30, 2019, respectively. The interest rates on the Revolving Credit Facility and previous revolving credit facility were 2.3%, 2.5%, and 2.5% for the years ended September 30, 2020, September 30, 2019, and September 30, 2018, respectively.

During the fiscal year ended September 30, 2020, the Company borrowed and fully repaid $70.0 million against the Revolving Credit Facility. During the fiscal year ended September 30, 2019, the Company borrowed and fully repaid $10.0 million against the Revolving Credit Facility.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into the Receivables Financing Agreement. The Receivables Financing Agreement provides a borrowing capacity of $175.0 million through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the “Amendment Agreement”) which increased the borrowing capacity to $200.0 million and extended the term through February 20, 2022. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the Accounts receivables and Unbilled revenue of the Company.

During the year ended September 30, 2020, the Company borrowed $80.0 million and voluntarily repaid $80.0 million under the Receivables Financing Agreement. During the year ended September 30, 2019, the Company borrowed $120.0 million and voluntarily repaid $120.0 million under the Receivables Financing Agreement.

For additional information on our material indebtedness, including our First Lien Term Loans, Second Lien Term Loans, Series B Term Loans and Revolving Credit Facility and our outstanding borrowings under the Receivables Financing Agreement, see “Note 10 “Long-term Debt” in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of September 30, 2020, September 30, 2019, and September 30, 2018, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Contractual Obligations and Commercial Commitments

The following table summarizes our future minimum payments for all contractual obligations and commercial commitments for years subsequent to September 30, 2020:

(In millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long term debt(1)	$1,155.6	$12.3	$160.8	$982.5	$—
Estimated interest payments(2)	190.8	50.8	72.6	67.4	—
Finance leases(3)	20.8	11.3	7.6	1.6	0.3
Operating leases(4)	73.4	20.3	26.6	12.6	13.9
Purchase obligations(5)	14.7	9.9	4.8	—	—
Total obligations and commitments	$1,455.3	$104.6	$272.4	$1,064.1	$14.2

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

(3)

Represents future payments on existing finance leases for certain management vehicles and equipment, including interest expense and executory costs, through scheduled expiration dates. See Note 13 “Leases” to our audited consolidated financial statements included elsewhere in this Form 10-K.

(4)

These amounts represent future payments relating to non-cancelable operating leases for buildings and equipment with terms ranging from month-to-month to ten years. See Note 13 “Leases” to our audited consolidated financial statements included elsewhere in this Form 10-K.

(5)

Purchase obligations include commitments for various products and services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of September 30, 2020. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.

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

Goodwill is allocated to, and evaluated for impairment at, our four identified reporting units. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit’s net assets to the fair value of the reporting unit. The Company determined fair values of each of the reporting units using a combination of the income and market multiple approaches. The estimates used in each approach include significant management assumptions, including long-term future growth rates, operating margins, discount rates and future economic and market conditions.

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

Our methodology for estimating the fair value of our reporting units utilizes a combination of the market and income approaches. The market approach is based on the guideline public company method, which measures the value of the reporting unit through applying valuation multiples of selected guideline public companies to the reporting unit’s key operating metrics. The income approach is based on the Discounted Cash Flow (“DCF”) method, which is based on the present value of future cash flows. The principal assumptions utilized in the DCF methodology include long-term future growth rates, operating margins, and discount rates. There can be no assurance that our estimates and assumptions regarding forecasted cash flow, long-term future growth rates and operating margins made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. We believe the current assumptions and estimates utilized under each approach are both reasonable and appropriate.

Based on our most recent annual analysis as of July 1, 2020, the fair values for three of our four reporting units exceeded the carrying values, and therefore no indicators of impairment existed for those three reporting units. The fair value of one of those passing reporting units, the Maintenance reporting unit, exceeded the carrying value by 5.3%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. As of September 30, 2020, there was $1.675 billion of goodwill recorded related to the Maintenance reporting unit. Our annual analysis also concluded that the fair value of the BrightView Tree Company reporting unit did not exceed the carrying value, which indicated an impairment. As a result, and in conjunction with the initiation and conclusion of the sale of the BrightView Tree Company reporting unit in the fourth quarter of fiscal 2020, a goodwill impairment loss of $15.5 million was recognized in the fourth quarter of fiscal 2020. See Note 8 “Intangible Assets, Goodwill, Acquisitions and Divestitures” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information about the Company’s goodwill.

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

Risk Management and Insurance

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

The Company recorded a lease liability of $76.3 million and a corresponding right-of-use asset of $70.6 million upon adoption of the new lease standard at October 1, 2019. The right-of-use asset and lease liability recorded as of October 1, 2019 include, respectively, amounts previously classified as deferred rent obligations and exit/disposal liabilities, and prepaid rent, totaling approximately $5.7 million. The Company’s finance lease assets and liabilities, which are disclosed in Note 13 “Leases”, remain largely unchanged under the new lease accounting standard. The new standard did not have a material impact on the Company’s results of operations or liquidity. The guidance did not have a material impact on its debt covenant compliance.

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, which was amended in May 2019 by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.  These ASUs require entities to account for expected credit losses on financial instruments including trade receivables.  The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted.  The Company does not currently expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements and disclosures.

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

As of September 30, 2020, we had variable rate debt outstanding of $1.16 billion at a current weighted average interest rate of 3.44%, substantially all of which was incurred under our Senior Secured Credit Facilities and the Receivables Financing Agreement. Each of these loans bears interest based on LIBOR plus a spread.

We use interest rate swaps to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted LIBOR-based interest payments. At September 30, 2020, we were a fixed rate payer on three fixed-floating interest rate swap contracts that effectively fixed the LIBOR-based index used to determine the interest rates charged on our LIBOR-based variable rate borrowings. See Note 11 “Fair Value Measurements and Derivative Instruments” to our audited consolidated financial statements included elsewhere in this Form 10-K.

A 100 basis point increase in interest rates on our variable rate debt would increase our fiscal 2020 interest expense by approximately $11.6 million. A 100 basis point decrease in interest rates on our variable rate debt would decrease our fiscal 2020 interest expense by approximately $1.4 million. Actual interest rates could change significantly more than 100 bps.

Commodity Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet and mowers in the delivery of services to our customers. We purchase our fuel at prevailing market prices. We expect to use approximately 11.2 million gallons of fuel in 2021. As of September 30, 2020, a ten percent change in fuel prices would result in a change of approximately $2.9 million in our annual fuel cost.

We manage our exposure through the execution of a documented hedging strategy. We have historically entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices when appropriate. We currently have open fuel-based derivative instruments. We continue to monitor our exposure and the current pricing environment and may execute new fuel-based derivative instruments in the future. See Note 11 “Fair Value Measurements and Derivative Instruments” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain disclosure controls and procedures, which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Refer to “Opinion on Internal Control over Financial Reporting” on page F-3 herein.

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

The Company’s ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.  The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on its internal controls to minimize the impact on their design and operating effectiveness.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2021.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2021.

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

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)
10.1

Monitoring Agreement, dated as of May 21, 2014, by and among BrightView Holdings, Inc., Kohlberg Kravis Roberts & Co. L.P. and MSD Capital, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.2

Amended and Restated Indemnification Agreement, dated as of May 21, 2014, by and among BrightView Holdings, Inc., Kohlberg Kravis Roberts & Co. L.P. and MSD Capital, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.3

First Lien Credit Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, swingline lender and a lender, Morgan Stanley Bank N.A., as the letter of credit issuer, Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, Mizuho Bank, Ltd., KKR Capital Markets LLC, Macquarie Capital (USA) Inc., Sumitomo Mitsui Banking Corporation, and UBS Securities LLC, as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.4

Amendment to First Lien Credit Agreement, dated as of June 30, 2014, among Garden Acquisition Holdings, Inc., The Brickman Group Ltd. LLC, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.5

Amendment No. 2 to First Lien Credit Agreement, dated as of December 18, 2017, among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent, letter of credit issuer and swingline lender and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.6

Amendment No. 3 to First Lien Credit Agreement, dated as of March 1, 2018, by and among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.7

Amended and Restated Joinder Agreement, dated as of June 30, 2014, by and among Jefferies Finance LLC, MIHI, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, Nomura Corporate Funding Americas, LLC, and KKR Corporate Lending LLC, Garden Merger Sub, LLC, as borrower, Morgan Stanley Bank, N.A., as a letter of credit issuer and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.8

First Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.9

First Lien Security Agreement, dated as of December  18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.10

First Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, each of the subsidiary pledgors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.11

Grant of Security Interest in Trademark Rights, dated as of December 18, 2013, by The Brickman Group Ltd. LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.12

Second Lien Credit Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, Credit Suisse AG, as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, Mizuho Bank, Ltd., KKR Capital Markets LLC, Macquarie Capital (USA) Inc., Sumitomo Mitsui Banking Corporation, and UBS Securities LLC, as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.13

Amendment No. 1 to Second Lien Credit Agreement, dated as of March 1, 2018, by and among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.14

Second Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.15

Second Lien Security Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.16

Second Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, subsidiary pledgors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.17

First Lien/Second Lien Intercreditor Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, other grantors party thereto, Morgan Stanley Senior Funding, Inc., Credit Suisse AG and each additional representative from time to time party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.18

Receivables Financing Agreement, dated as of April 28, 2017, by and among BrightView Funding LLC, BrightView Landscapes, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the persons from time to time party thereto as lenders and LC participant (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.19

First Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 21, 2019, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.20*

Second Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Tree Company, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators

10.21*

Third Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Puerto Rico, LLC, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators

10.22

Incremental Amendment and Amendment No. 4 to First Lien Credit Agreement, dated June 8, 2018, by and among JPMorgan Chase Bank N.A., BrightView Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.23

Amendment No. 5 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of August 15, 2018, by and among BrightView Holdings, Inc., BrightView Landscapes, LLC and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as successor Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2018)

10.24†	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.25†

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)

10.26†	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.27†	Amendment No. 1 to 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)
10.28†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)
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

10.33†

Form of Letter Agreement between BrightView Holdings, Inc. and Jeffery R. Herold (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.34†	Form of Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)
10.35†

Form of Award Notice and Nonqualified Stock Option Agreement (Top-Up Option) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.36†

Form of BrightView Holdings, Inc. Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.37†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.38†	Form of Award Notice and Nonqualified Stock Option Agreement (2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.39†

Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019 Bonus Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)

10.40†	The BrightView Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)
10.41†	BrightView Holdings, Inc. Executive Leadership Team Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020)
21.1*	Subsidiaries of BrightView Holdings, Inc.
23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2020, has been formatted in Inline XBRL.

† Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2020	BrightView Holdings, Inc.

	By:	/s/ Andrew V. Masterman
Andrew V. Masterman
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew V. Masterman	Chief Executive Officer, President and Director	November 18, 2020
Andrew V. Masterman	(Principal Executive Officer)

/s/ John A. Feenan	Executive Vice President and Chief Financial Officer	November 18, 2020
John A. Feenan	(Principal Financial Officer)

/s/ Louay H. Khatib	Chief Accounting Officer	November 18, 2020
Louay H. Khatib	(Principal Accounting Officer)

/s/ Paul E. Raether	Chairman of Board of Directors	November 18, 2020
Paul E. Raether

/s/ James R. Abrahamson	Director	November 18, 2020
James R. Abrahamson

/s/ Jane Okun Bomba	Director	November 18, 2020
Jane Okun Bomba

/s/ Shamit Grover	Director	November 18, 2020
Shamit Grover

/s/ Richard W. Roedel	Director	November 18, 2020
Richard W. Roedel

/s/ Mara Swan	Director	November 18, 2020
Mara Swan

/s/ Joshua T. Weisenbeck	Director	November 18, 2020
Joshua T. Weisenbeck

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightView Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 18, 2020

We have served as the Company’s auditor since 2014.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightView Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and related notes as of and for the year ended September 30, 2020, of the Company and our report dated November 18, 2020 expressed an unqualified opinion on those financial statements.

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

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 18, 2020

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In millions, except par value and share data)

	September 30, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$157.1	$39.1
Accounts receivable, net	319.2	333.7
Unbilled revenue	94.6	107.6
Inventories	6.5	26.5
Other current assets	55.7	44.5
Total current assets	633.1	551.4
Property and equipment, net	251.5	272.4
Intangible assets, net	221.3	251.5
Goodwill	1,859.3	1,810.4
Operating lease assets	58.8	—
Other assets	47.0	42.9
Total assets	$3,071.0	$2,928.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$116.8	$99.8
Current portion of long-term debt	12.3	10.4
Deferred revenue	57.1	49.1
Current portion of self-insurance reserves	48.4	37.4
Accrued expenses and other current liabilities	197.2	136.0
Current portion of operating lease liabilities	18.3	—
Total current liabilities	450.1	332.7
Long-term debt, net	1,127.5	1,134.2
Deferred tax liabilities	38.9	64.4
Self-insurance reserves	102.7	87.1
Long-term operating lease liabilities	47.5	—
Other liabilities	32.8	26.4
Total liabilities	1,799.5	1,644.8
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and September 30, 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 104,900,000 and 104,700,000 shares issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	1.0	1.0
Treasury stock, at cost; 91,000 and 52,000 shares as of September 30, 2020 and September 30, 2019, respectively	(2.5)	(1.0)
Additional paid-in-capital	1,467.8	1,441.8
Accumulated deficit	(187.9)	(146.3)
Accumulated other comprehensive loss	(6.9)	(11.7)
Total stockholders’ equity	1,271.5	1,283.8
Total liabilities and stockholders’ equity	$3,071.0	$2,928.6

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Net service revenues	$2,346.0	$2,404.6	$2,353.6
Cost of services provided	1,750.7	1,766.4	1,727.5
Gross profit	595.3	638.2	626.1
Selling, general and administrative expense	527.4	452.2	481.2
Amortization expense	55.8	56.3	104.9
Income from operations	12.1	129.7	40.0
Other income (expense)	1.3	—	(23.5)
Interest expense	64.6	72.5	97.8
(Loss) income before income taxes	(51.2)	57.2	(81.3)
Income tax benefit (expense)	9.6	(12.8)	66.2
Net (loss) income	$(41.6)	$44.4	$(15.1)
(Loss) income per share:
Basic and Diluted	$(0.40)	$0.43	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Net (loss) income	$(41.6)	$44.4	$(15.1)
Net derivative (losses) gains arising during the period, net of tax of $3.6, $2.4, and $(3.1), respectively	(9.4)	(6.4)	6.8
Reclassification of losses into net (loss) income, net of tax of $5.1, $2.0, and $3.0, respectively	14.2	5.1	6.8
Other comprehensive income (loss)	4.8	(1.3)	13.6
Comprehensive (loss) income	$(36.8)	$43.1	$(1.5)

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2017	77.1	$0.7	$894.0	$(178.0)	$(20.5)	—	$696.2
Net loss	—	—	—	(15.1)	—	—	(15.1)
Other comprehensive income, net of tax	—	—	—	—	13.6	—	13.6
Capital contributions and issuance of common stock	27.5	0.3	506.4	—	—	—	506.7
Equity-based compensation	—	—	28.8	—	—	—	28.8
Repurchase of common stock and distributions	(0.1)	—	(2.9)	—	—	—	(2.9)
Reclassification of effects of tax reform enactment	—	—	—	3.5	(3.5)	—	—
Balance, September 30, 2018	104.5	1.0	1,426.3	(189.6)	(10.4)	—	1,227.3
Net income	—	—	—	44.4	—	—	44.4
Other comprehensive loss, net of tax	—	—	—	—	(1.3)	—	(1.3)
Capital contributions and issuance of common stock	0.2	—	—	—	—	—	—
Equity-based compensation	—	—	15.7	—	—	—	15.7
Repurchase of common stock and distributions	—	—	(0.2)	—	—	(1.0)	(1.2)
Adoption of ASC 606	—	—	—	(1.1)	—	—	(1.1)
Balance, September 30, 2019	104.7	1.0	1,441.8	(146.3)	(11.7)	(1.0)	1,283.8
Net loss	—	—	—	(41.6)	—	—	(41.6)
Other comprehensive income, net of tax	—	—	—	—	4.8	—	4.8
Capital contributions and issuance of common stock	0.2	—	2.4	—	—	—	2.4
Equity-based compensation	—	—	23.6	—	—	—	23.6
Repurchase of common stock and distributions	—	—	—	—	—	(1.5)	(1.5)
Balance, September 30, 2020	104.9	$1.0	$1,467.8	$(187.9)	$(6.9)	$(2.5)	$1,271.5

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net (loss) income	$(41.6)	$44.4	$(15.1)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	80.5	80.1	75.3
Amortization of intangible assets	55.8	56.3	104.9
Amortization of financing costs and original issue discount	3.7	3.7	10.4
Loss on debt extinguishment	—	—	25.1
Deferred taxes	(27.1)	(2.3)	(63.4)
Equity-based compensation	23.6	15.7	28.8
Realized loss on hedges	19.3	7.0	9.8
Goodwill impairment	15.5	—	—
Other non-cash activities, net	6.1	(0.3)	1.5
Change in operating assets and liabilities:
Accounts receivable	18.6	(12.8)	25.2
Unbilled and deferred revenue	21.2	(34.8)	2.6
Inventories	0.7	(2.4)	1.7
Other operating assets	(5.2)	17.1	(16.5)
Accounts payable and other operating liabilities	74.0	(2.0)	(9.9)
Net cash provided by operating activities	245.1	169.7	180.4
Cash flows from investing activities:
Purchase of property and equipment	(52.7)	(89.9)	(86.4)
Proceeds from sale of property and equipment	4.8	6.8	12.0
Business acquisitions, net of cash acquired	(90.3)	(64.0)	(104.4)
Proceeds from divestitures	28.5	—	—
Other investing activities, net	0.9	1.6	(0.5)
Net cash used in investing activities	(108.8)	(145.5)	(179.3)
Cash flows from financing activities:
Repayments of finance lease obligations	(9.9)	(5.8)	(6.3)
Repayments of term loan	(10.4)	(13.0)	(1,493.9)
Repayments of receivables financing agreement	(80.0)	(120.0)	(108.7)
Repayments of revolving credit facility	(70.0)	(10.0)	(60.0)
Proceeds from term loan, net of financing costs	—	—	1,016.9
Proceeds from receivables financing agreement	80.0	120.0	115.0
Proceeds from revolving credit facility	70.0	10.0	60.0
Proceeds from issuance of common stock, net of share issuance costs	1.8	—	501.2
Repurchase of common stock and distributions	(1.5)	(1.2)	(2.9)
Other financing activities, net	1.7	(0.3)	—
Net cash (used in) provided by financing activities	(18.3)	(20.3)	21.3
Net change in cash and cash equivalents	118.0	3.9	22.4
Cash and cash equivalents, beginning of period	39.1	35.2	12.8
Cash and cash equivalents, end of period	$157.1	$39.1	$35.2
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$8.6	$1.9	$16.2
Cash paid for interest	$61.4	$71.7	$84.3

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

Initial Public Offering

On July 2, 2018, the Company completed its IPO in which the Company issued and sold 24,495,000 shares of common stock. The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-225277) (the “Registration Statement”), which was declared effective by the SEC on June 27, 2018. The shares of the Company’s common stock were sold at an initial offering price of $22.00 per share, which generated net proceeds of approximately $501.2 to the Company, after deducting underwriting discounts and estimated offering expenses of approximately $37.7. The Company used the net proceeds from the IPO to repay all $110.0 of the Company’s second lien term loans, all $55.0 then outstanding under the Company’s Revolving Credit Facility (as defined below) and approximately $336.1 of the Company’s first lien term loans and accrued and unpaid interest thereon. These repayments resulted in an extinguishment of debt in the amount of approximately $501.1, which was recognized in the fourth quarter of 2018. The Company incurred $6.8 of transaction related expenses during the year ended September 30, 2018, which are included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations, of which $5.4 was paid from the net proceeds generated by the IPO.

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

After the completion of the IPO and as of September 30, 2020, affiliates of the Sponsors continue to control a majority of the voting power of the Company’s common stock. As a result, the Company is considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

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

Inventories

Inventories as of September 30, 2020 consist primarily of landscape and irrigation materials and snow removal products which are classified as raw materials. Inventories prior to the September 30, 2020 sale of BrightView Tree Company consist primarily of trees, landscape and irrigation materials and snow removal products. The cost elements of tree inventories include physical plants, related planting materials, and labor costs. Inventories are valued at the lower of cost (first in, first out) or net realizable value. When market values are below the Company’s costs, the Company records an expense to increase Cost of services provided.

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

Goodwill is allocated to, and evaluated for impairment at, the Company’s four identified reporting units. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires the Company to compare the carrying value of the reporting unit’s net assets to the estimated fair value of the reporting unit. The Company determines the estimated fair values of each of the reporting units using a combination of the income and market multiple approaches.  The estimates used in each approach include significant management assumptions, including long-term future growth rates, operating margins, discount rates and future economic and market conditions.

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

Leases

The Company leases office space, branch locations, vehicles, and operating equipment. Lease agreements are evaluated to determine whether they are capital or operating leases. When substantially all of the risks and benefits of property ownership have been transferred to the Company, the lease then qualifies as a finance lease.

Finance leases are capitalized at the lower of net present value of the total amount of rent payable under the leasing agreement (utilizing the implicit borrowing rate of the Company, as applicable) or the fair market value of the leased asset. Finance lease assets are depreciated on a straight-line basis, over a period consistent with the Company’s normal depreciation policy for property and equipment, but not exceeding the lease term. Interest charges are expensed over the period of the lease in relation to the carrying value of the finance lease obligation.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was further updated in March and April 2016. The updated accounting guidance clarifies the principles for recognizing revenue and provides a single, contract-based revenue recognition model in order to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance in the first quarter of fiscal 2019 using the modified retrospective transition method.

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

The Company recorded a lease liability of $76.3 and a corresponding right-of-use asset of $70.6 upon adoption of the new lease standard at October 1, 2019. The right-of-use asset and lease liability recorded as of October 1, 2019 include, respectively, amounts previously classified as deferred rent obligations and exit/disposal liabilities, and prepaid rent, totaling approximately $5.7. The Company’s finance lease assets and liabilities, which are disclosed in Note 13 “Leases”, remain largely unchanged under the lease accounting standard. The standard did not have a material impact on the Company’s results of operations or liquidity. The guidance did not have a material impact on its debt covenant compliance.

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, which was amended in May 2019 by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.  These ASUs require entities to account for expected credit losses on financial instruments including trade receivables.  The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted.  The Company does not currently expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements and disclosures.

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

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 16 “Segments”, the Company’s reportable segments are Maintenance Services and Development Services. Revenues shown for fiscal 2018 is in accordance with ASC 605, Revenue Recognition.

	Fiscal Year Ended September 30,
	2020	2019	2018
Landscape Maintenance	$1,576.0	$1,568.3	$1,522.5
Snow Removal	163.1	245.1	252.3
Maintenance Services	1,739.1	1,813.4	1,774.8
Development Services	610.6	595.4	583.3
Eliminations	(3.7)	(4.2)	(4.5)
Net service revenues	$2,346.0	$2,404.6	$2,353.6

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of September 30, 2020, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $295.3. The Company expects to recognize revenue on 53% of the remaining performance obligations over the next 12 months and an additional 47% over the 12 months thereafter.

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

Changes in deferred revenue for the fiscal year ended September 30, 2020 were as follows:

Deferred Revenue
Balance, October 1, 2019	$49.1
Recognition of revenue	(1,008.0)
Deferral of revenue	1,016.0
Balance, September 30, 2020	$57.1

There were $142.5 of amounts billed during the period and $129.5 of additions to our unbilled revenue balance during the twelve month period from October 1, 2019 to September 30, 2020.

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

Accounts receivable of $319.2 and $333.7, is net of an allowance for doubtful accounts of $2.8 and $5.0 and includes amounts of retention on incomplete projects to be completed within one year of $45.9 and $43.2 at September 30, 2020 and September 30, 2019, respectively.

6.	Inventories

Inventories consist of the following:

	September 30, 2020	September 30, 2019
Finished products	$—	$6.8
Semi-finished products	—	11.0
Raw materials and supplies	6.5	8.7
Inventories	$6.5	$26.5

7.	Property and Equipment

Property and equipment, net consists of the following:

	Useful Life	September 30, 2020	September 30, 2019
Land	—	$40.0	$54.1
Buildings and leasehold improvements	2-40 yrs.	30.3	40.1
Operating equipment	2-7 yrs.	208.2	199.8
Transportation vehicles	3-7 yrs.	262.8	236.5
Office equipment and software	3-10 yrs.	68.1	63.3
Construction in progress	—	5.0	8.2
Property and equipment		614.4	602.0
Less: Accumulated depreciation		362.9	329.6
Property and equipment, net		$251.5	$272.4

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $80.5, $80.1 and $75.3 for the years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively.
8.	Intangible Assets, Goodwill, Acquisitions and Divestitures

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $55.8, $56.3 and $104.9 for the years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of September 30, 2020 and September 30, 2019 consisted of the following:

		September 30, 2020		September 30, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$666.3	$(448.3)	$639.6	$(393.3)
Trademarks	4-12 yrs.	3.8	(2.0)	4.8	(1.7)
Non-compete agreements	5 yrs.	2.7	(1.2)	2.7	(0.6)
Total intangible assets		$672.8	$(451.5)	$647.1	$(395.6)

The weighted average amortization period for intangible assets is 17.5 years. Amortization expense is anticipated to be as follows in future years:

Fiscal Year Ended September 30,
2021	$46.9
2022	40.5
2023	33.6
2024	26.8
2025	22.1
2026 and thereafter	51.4
$221.3

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2019 and September 30, 2020:

	Maintenance Services	Development Services	Total
Balance, September 30, 2018	$1,572.4	$194.4	$1,766.8
Acquisitions	43.6	—	43.6
Balance, September 30, 2019	1,616.0	194.4	1,810.4
Acquisitions	64.4	—	64.4
Impairment Loss	—	(15.5)	(15.5)
Balance, September 30, 2020	$1,680.4	$178.9	$1,859.3

The Company performed its annual goodwill impairment assessment as of July 1, 2020 utilizing a quantitative test approach as described in Note 2 “Summary of Significant Accounting Policies”. During the analysis it was identified that the BrightView Tree Company reporting unit’s carrying value exceeded its fair value, thus indicating an impairment. As a result of the analysis and in conjunction with the initiation and conclusion of the sale of the BrightView Tree Company reporting unit in the fourth quarter of fiscal 2020, an impairment loss of $15.5 was recognized within the Tree reporting unit which is reported within the Development Services operating segment. The goodwill impairment loss was recognized during the fourth quarter of fiscal 2020 and is included in Selling, general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2020.

Acquisitions

During the year ended September 30, 2020, the Company acquired, through a series of separate transactions, 100% of the operations of six unrelated Maintenance Services companies. The Company paid approximately $90.3 in consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily intangible assets, including customer relationships and non-compete agreements of $26.7. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

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

Divestitures

On September 30, 2020, the Company completed the sale of two of its fully owned subsidiaries in separate transactions. Total consideration received in the transactions was $32.3, which consisted of $29.3 in cash and, included in one of the transactions, a promissory note of $3.0. The combined pre-tax loss on sale of the transactions totaling $5.7 is included in Selling, general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2020. Each of the Maintenance Services and Development Services operating segments include the operations of one of the divested entities, and their results of operations through the closing date are included in the Consolidated Statements of Operations for the fiscal years ended September 30, 2020, September 30, 2019, and September 30, 2018.
9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2020	September 30, 2019
Payroll related accruals	$59.8	$43.9
Accrued operating expenses	84.4	63.9
Other accruals (a)	53.0	28.2
Accrued expenses and other current liabilities	$197.2	$136.0

(a)	Other accruals for the fiscal year ended September 30, 2020 includes the Company’s deferral of Federal Insurance Contributions Act (FICA) payroll tax under the CARES Act.

10.	Long-term Debt

Long-term debt consists of the following:

	September 30, 2020	September 30, 2019
Series B term loan	$1,011.8	$1,021.7
Revolving credit facility	—	—
Receivables financing agreement	140.0	140.0
Insurance policy	1.9	—
Financing costs, net	(13.9)	(17.1)
Total debt, net	1,139.8	1,144.6
Less: Current portion of long-term debt	12.3	10.4
Long-term debt, net	$1,127.5	$1,134.2

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”), which amends the Credit Agreement. Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility.  The Series B Term Loan matures on August 15, 2025 and bears interest at a rate per annum of LIBOR, plus 2.5%. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $10.4 for the fiscal year ended September 30, 2020.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Amended Credit Agreement, as accelerated principal payments. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2020, September 30, 2019, and September 30, 2018.

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

The interest rate on the First Lien Term Loans was initially set at 3.0% over the prime rate of interest or is established for periods of up to six months at 3.0% over LIBOR at the Company’s option with a LIBOR floor of 1.0% (the “LIBOR floor”). The weighted average interest rate on the First Lien Term Loans was 4.7% and 4.1% for the years ended September 30, 2018 and September 30, 2017, respectively. The weighted average interest rate on the Series B Term Loan was 3.5% and 4.9% for the years ended September 30, 2020 and September 30, 2019. The Amended Credit Agreement debt repayments are due in quarterly installments of 0.25% of the principal balance less payments made under the aforementioned excess cash flow provision.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.50% to 2.00%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 revolving credit facility under the Credit Agreement.  The Company had no outstanding balance under either facility as of September 30, 2020 and September 30, 2019. There is a quarterly commitment fee equal to either 1⁄2 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s leverage ratio. The Company had $78.0 and $94.1 of letters of credits issued and outstanding as of September 30, 2020 and September 30, 2019, respectively. The interest rates on the Revolving Credit Facility and previous revolving credit facility were 2.3%, 2.5% and 2.5% for the year ended September 30, 2020, the year ended September 30, 2019 and the year ended September 30, 2018, respectively.

During the fiscal year ended September 30, 2020, the Company borrowed and fully repaid $70.0 against the Revolving Credit Facility.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provides a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the “Amendment Agreement”) which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022.  All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the Accounts receivables and Unbilled revenue of the Company. During the year ended September 30, 2020, the Company borrowed $80.0 of its borrowing capacity and voluntarily repaid $80.0 under the Receivables Financing Agreement. During the year ended September 30, 2019, the Company borrowed $120.0 of its borrowing capacity and voluntarily repaid $120.0.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 2.0% over LIBOR at the Company’s option, and a commitment fee equal to 0.5% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 2.7% and 4.4% for the years ended September 30, 2020 and September 30, 2019, respectively.

The following are the scheduled maturities of long term debt, which do not include any estimated excess cash flow payments:

September 30,
2021	$12.3
2022	150.4
2023	10.4
2024	10.4
2025 and thereafter	972.1
Total long term debt	$1,155.6
Less: Current maturities	12.3
Less: Original issue discount	1.9
Less: Financing costs	13.9
Total long term debt, net	$1,127.5

The Company has estimated the fair value of its long-term debt to be approximately $1,143.5 and $1,166.6 as of September 30, 2020 and September 30, 2019, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 and September 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and September 30, 2019:

	September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.4	$11.4	$—	$—
Fuel hedges	0.7	—	0.7	—
Total Assets	$12.1	$11.4	$0.7	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$4.5	$—	$4.5	$—
Fuel hedges	0.8	—	0.8	—
Other liabilities:
Interest rate swap contracts	5.5	—	5.5	—
Obligation to Rabbi Trust	11.4	11.4	—	—
Total Liabilities	$22.2	$11.4	$10.8	$—

	September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.1	$11.1	$—	$—
Total Assets	$11.1	$11.1	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$6.3	$—	$6.3	$—
Other liabilities:
Interest rate swap contracts	10.9	—	10.9	—
Obligation to Rabbi Trust	11.1	11.1	—	—
Total Liabilities	$28.3	$11.1	$17.2	$—

Hedging Activities

As of September 30, 2020 and September 30, 2019, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive income (loss) and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly to Interest expense and Cost of services provided in the period incurred. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which historically has included the Credit Agreement and Second Lien Credit Agreement. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable rate debt to fixed rate debt effective for the periods March 18, 2016 through December 31, 2022. The notional amount of interest rate contracts was $980.0 and $1,000.0 at September 30, 2020 and September 30, 2019, respectively. The net deferred losses on the interest rate swaps as of September 30, 2020 of $7.2, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
(Loss) income recognized in Other comprehensive income (loss)	$(10.3)	$(10.2)	$9.8
Net loss reclassified from Accumulated other comprehensive loss into Interest expense	(16.9)	(8.1)	(9.8)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of September 30, 2020, the Company has five outstanding fuel contracts covering the period January 1, 2020 through December 31, 2021 with a notional amount of $13.2. The net deferred losses on the fuel swaps as of September 30, 2020 were immaterial and are expected to be recognized in Cost of services provided over the next 12 months.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
(Loss) income recognized in Other comprehensive income (loss)	$(2.7)	$1.4	$0.1
Net (loss) gain reclassified from Accumulated other comprehensive loss into Cost of services provided	(2.4)	1.1	—

12.	Income Taxes

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

The components of income tax expense (benefit) are as follows:

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Current:
Federal	$12.5	$10.1	$(5.3)
State	5.0	5.0	2.4
Deferred:
Federal	(19.6)	0.8	(54.5)
State	(7.5)	(3.1)	(8.8)
Total income tax (benefit) expense	$(9.6)	$12.8	$(66.2)

Income tax expense (benefit) differs from the amount computed at the federal statutory corporate tax rate as follows:

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Federal tax at statutory rate	$(10.8)	$12.0	$(20.0)
State tax, net of federal tax (benefit) expense	(2.5)	1.5	(5.2)
Tax effect of:
Equity-based compensation	1.5	1.0	2.4
Provision to return and deferred tax adjustments	(0.7)	(0.9)	(0.6)
Non-deductible promotional and entertainment expense	0.6	0.8	1.0
Goodwill impairment	3.3	—	—
Fuel tax credit and other credits	(0.8)	(0.8)	(0.7)
Change in uncertain tax positions	(0.1)	(0.8)	0.6
Non-deductible IPO costs	—	—	1.6
Domestic production activities deduction(a)	—	—	(1.7)
Rate change(b)	—	0.1	(43.4)
Other, net	(0.1)	(0.1)	(0.2)
Income tax (benefit) expense	$(9.6)	$12.8	$(66.2)

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

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	September 30, 2020	September 30, 2019
Deferred tax assets:
Interest rate swaps	$3.3	$4.9
Self-insurance reserves	27.4	23.7
Deferred compensation	2.7	2.8
Deferred rent	—	0.4
Payroll related accruals	15.8	11.2
Other accrued expenses	5.1	2.3
Allowance for doubtful accounts	0.8	1.3
Lease liabilities	16.6	—
Net operating loss carryforward	5.5	5.0
Other non-current deferred tax assets	2.3	0.9
Total non-current deferred tax assets	79.5	52.5
Valuation allowance	—	—
Total deferred tax assets	$79.5	$52.5

Deferred tax liabilities:
Intangible assets	$53.2	$60.9
Property and equipment	42.3	42.8
Inventories	—	4.7
Deferred revenue	7.1	7.8
Prepaid assets	0.5	0.3
Lease assets	14.8	—
Other non-current deferred tax liabilities	0.5	0.4
Total non-current deferred tax liabilities	118.4	116.9
Total deferred tax liabilities	$38.9	$64.4

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company’s returns are no longer subject to U.S. federal and state tax examination for years before 2017 and 2016, respectively.  The Company’s 2016 U.S. federal tax return examination was closed during this fiscal year.

Income Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ending September 30, 2018, including but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) bonus depreciation that will allow for full expensing of qualified property. The 2017 Tax Act reduced the Company’s federal corporate tax rate to 21% in the fiscal year ending September 30, 2018. Section 15 of the Internal Revenue Code stipulates that the Company’s fiscal year ending September 30, 2018 has a blended corporate tax rate of 24.5%, which is based on the applicable tax rates before and after the 2017 Tax Act and the number of days in the year.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the 2017 Tax Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $43.4 tax benefit in the Company’s Consolidated Statement of Operations for the year ended September 30, 2018.

Net Operating Losses

The Company has state income tax net operating losses of $94.7 which expire in tax years from fiscal year 2020 through fiscal year 2040.  The Company believes it is more likely than not it will be able to utilize all losses to offset future income.
13.	Leases

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

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2020:

Operating leases:
Right-of-use asset	$58.8
Current portion of lease liabilities	18.3
Lease liabilities	47.5
Total operating lease liabilities	$65.8

Finance leases:
Right-of-use asset(1)	$24.3
Current portion of lease liabilities(2)	4.1
Lease liabilities(3)	14.6
Total finance lease liabilities	$18.7

(1)	Included in “Property and equipment, net” in the consolidated balance sheet.
(2)	Included in “Accrued expenses and other liabilities” in the consolidated balance sheet.
(3)	Included in “Other liabilities” in the consolidated balance sheet.

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

The weighted-average remaining lease terms and incremental borrowing rates as of September 30, 2020 are as follows:

Operating leases:
Weighted-average remaining lease term (years)	5.4
Weighted-average incremental borrowing rate	3.3%

Finance leases:
Weighted-average remaining lease term (years)	2.4
Weighted-average incremental borrowing rate	3.3%

The components of lease cost for operating and finance leases for the fiscal year ended September 30, 2020 was as follows:

Fiscal Year Ended September 30,
2020
Operating lease cost	$26.5
Finance lease cost:
Amortization of right-of-use asset	7.3
Interest on lease liabilities	0.3
Total finance lease cost	7.6
Short-term lease cost	23.6
Variable lease costs not included in lease liability	1.6
Sublease income	(0.7)
Total lease cost	$58.6

Supplemental cash flow information for the fiscal year ended September 30, 2020 was as follows:

Fiscal Year Ended September 30,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25.3
Operating cash flows from finance leases	(0.3)
Financing cash flows from finance leases	(9.9)

Non-cash items:
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$17.1
Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$20.2

As of September 30, 2020, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of September 30, 2020 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2021	$20.3	$11.3
2022	15.2	5.8
2023	11.4	1.8
2024	8.1	1.3
2025	4.5	0.3
Thereafter	13.9	0.3
Total	73.4	20.8
Less: Executory Costs	—	—
Total net lease payments	73.4	20.8
Less: Amounts representing interest	7.6	2.1
Total lease liabilities	65.8	18.7
Less: Current portion of lease liabilities	(18.3)	(4.1)
Non-current lease liabilities	$47.5	$14.6

Future minimum lease payments for operating leases accounted for under ASC 840, Leases, with remaining non-cancelable terms in excess of one year at September 30, 2019 were as follows:

Fiscal Year Ended September 30,
2020	21.7
2021	17.0
2022	13.2
2023	10.3
2024 and thereafter	22.8
Total	85.0

Future minimum lease payments under finance lease obligations as of September 30, 2019 were as follows:

Future minimum lease payments:
Fiscal Year Ended September 30:
2020	$5.6
2021	3.2
2022	0.7
2023	0.2
2024 and thereafter	—
Total	9.7
Less: Executory costs	(0.1)
Net minimum lease payments	9.6
Less: Amount representing interest	(1.1)
Present value of net minimum lease payments	8.5
Less: Current portion	(5.4)
Long-term portion of finance lease obligations	$3.1

14.	Equity-Based Compensation

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

Amended and Restated 2018 Omnibus Incentive Plan

On March 10, 2020, stockholders of the Company approved, and the Company’s Board of Directors adopted, the Amended and Restated BrightView Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). The 2018 Omnibus Incentive Plan provides that the total number of shares of common stock that may be issued under the plan is 18,650,000. Under the plan, the Company may grant stock options, stock appreciation rights, restricted stock, other equity-based awards and other cash-based awards to employees, directors, officers, consultants and advisors.

Restricted Stock Awards

On June 27, 2018, in connection with the IPO and in accordance with the provisions of the respective Limited Partnership Agreement and Plan documents, all of the 7,585,000 outstanding Units were converted into 2,241,000 shares of outstanding common stock of the Company at a weighted average grant date fair value of $14.66, including 1,346,000 shares of restricted stock subject to vesting under the same vesting conditions of the original Units. Subsequent to the IPO, through September 30, 2018, 252,000 shares vested and 1,094,000 shares outstanding remained restricted stock subject to vesting as of September 30, 2018. During the fiscal year ended September 30, 2019, 194,000 shares vested, 91,000 shares were forfeited and 809,000 shares outstanding remained restricted stock subject to vesting as of September 30, 2019. During the fiscal year ended September 30, 2020, 144,000 shares vested, 53,000 shares were forfeited and 612,000 shares outstanding remain restricted stock subject to vesting as of September 30, 2020.

On June 27, 2018, in connection with the IPO, the Company issued 684,000 shares at a weighted average grant date fair value of $22.00, all of which are restricted stock subject to vesting. These shares vest ratably over a three-year period commencing on the first anniversary of the issuance date and all 684,000 shares outstanding remained restricted stock subject to vesting as of September 30, 2018.  During the fiscal year ended September 30, 2019, 144,000 shares vested, 247,000 shares were forfeited or canceled and 293,000 shares outstanding remained restricted stock subject to vesting as of September 30, 2019. During the fiscal year ended September 30, 2020, 131,000 shares vested, 40,000 shares were forfeited or canceled and 122,000 shares outstanding remain restricted stock subject to vesting as of September 30, 2020.

On November 28, 2018, the Company issued 492,000 shares at a weighted average grant date fair value of $13.49, all of which are restricted stock subject to vesting. The majority of these shares vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6.2 over the requisite service period. During the fiscal year ended September 30, 2019, 1,000 shares vested, 16,000 shares were forfeited and 475,000 shares outstanding remained restricted stock subject to vesting as of September 30, 2019. During the fiscal year ended September 30, 2020, 97,000 shares vested, 38,000 shares were forfeited and 340,000 shares outstanding remain restricted stock subject to vesting as of September 30, 2020.

Restricted Stock Units

On June 3, 2019, the Company issued 152,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $16.86, all of which are subject to vesting. These RSUs vest ratably over either a three-year or a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $2.4 over the requisite service period. During the fiscal year ended September 30, 2019, 8,000 RSUs were forfeited and 144,000 RSUs outstanding remain subject to vesting as of September 30, 2019. During the fiscal year ended September 30, 2020, 70,000 RSUs vested, 9,000 RSUs were forfeited and 65,000 RSUs outstanding remain subject to vesting as of September 30, 2020.

On November 22, 2019, the Company issued 194,000 nonforfeitable RSUs at a weighted average grant date fair value of $16.89, all of which are subject to vesting. The majority of these shares vest ratably over a two-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant is approximately $3.3 all of which was recognized during the three months ended December 31, 2019.  During the fiscal year ended September 30, 2020, 6,000 RSUs vested and 188,000 RSUs outstanding remain subject to vesting as of September 30, 2020.

On November 22, 2019, the Company issued 454,000 RSUs at a weighted average grant date fair value of $16.89, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6.8 over the requisite service period. During the fiscal year ended September 30, 2020, 5,000 RSUs vested, 54,000 RSUs were forfeited and 395,000 RSUs outstanding remain subject to vesting as of September 30, 2020.

On May 22, 2020, the Company issued 73,000 RSUs at a weighted average grant date fair value of $13.66, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $0.9 over the requisite service period. During the fiscal year ended September 30, 2020, 1,000 RSUs vested, 3,000 RSUs were forfeited and 69,000 RSUs outstanding remain subject to vesting as of September 30, 2020.

Stock Option Awards

On June 27, 2018, in connection with the IPO, the Company issued 5,344,000 stock options to holders of the Units, at a weighted average exercise price of $22.00 and a weighted average grant date fair value of $7.38, 1,567,000 of which vested and became exercisable upon issuance and 608,000 of which vested and became exercisable subsequent to the IPO through September 30, 2018. During the fiscal year ended September 30, 2019, 404,000 options vested, 394,000 options were forfeited and the remaining 2,370,000 unvested options as of September 30, 2019 vest and become exercisable under the same vesting and exercise conditions as the holders’ original Units. During the fiscal year ended September 30, 2020, 62,000 options vested, 505,000 options were forfeited and the remaining 1,803,000 unvested options as of September 30, 2020 vest and become exercisable under the same vesting and exercise conditions as the holders’ original Units.

On July 2, 2018, in connection with the IPO, the Company granted 403,000 stock options at a weighted average exercise price of $22.00 and a weighted average grant date fair value of $7.59, all of which vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. As of September 30, 2019, 101,000 options were vested, and 302,000 options were unvested. During the fiscal year ended September 30, 2020, 92,000 options vested, 17,000 options were forfeited and the remaining 193,000 were unvested as of September 30, 2020.

On November 28, 2018, the Company issued 1,123,000 stock options at a weighted average exercise price of $13.49 and a weighted average grant date fair value of $5.85, the majority of which vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6.1 over the requisite service period. During the fiscal year ended September 30, 2019, 62,000 options were forfeited and the remaining 1,061,000 were unvested as of September 30, 2019. During the fiscal year ended September 30, 2020, 6,000 options were exercised, 190,000 options vested, 96,000 options were forfeited and the remaining 769,000 were unvested as of September 30, 2020.

On June 3, 2019, the Company issued 138,000 stock options at a weighted average exercise price of $16.86 and a weighted average grant date fair value of $6.84, all of which vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date.  Non-cash equity-based compensation expense associated with the grant will be approximately $0.9 over the requisite service period. During the fiscal year ended September 30, 2019, 8,000 options were forfeited and the remaining 130,000 were unvested as of September 30, 2019. During the fiscal year ended September 30, 2020, 12,000 options vested, 60,000 options were forfeited and the remaining 58,000 were unvested as of September 30, 2020.

On November 22, 2019, the Company issued 953,000 stock options at a weighted average exercise price of $16.89 and a weighted average grant date fair value of $8.06, the majority of which vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $6.6 over the requisite service period. During the fiscal year ended September 30, 2020, 109,000 options were forfeited and the remaining 844,000 were unvested as of September 30, 2020.

A summary of the Company’s stock option activity for the year ended September 30, 2020 is presented in the following table:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2019	6,574,000	$20.48
Grants	960,000	16.87
Less: Exercised	14,000	13.58
Less: Forfeited and expired options	809,000	19.69
Outstanding at September 30, 2020	6,711,000	20.08
Vested and exercisable at September 30, 2020	3,037,000	21.40
Expected to vest after September 30, 2020	3,674,000	$18.95

The Company expenses equity-based compensation using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $23.6, $15.7 and $28.8 in equity-based compensation expense for the years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charge increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $36.2, $40.2 and $48.6 as of the years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively, which is expected to be recognized over a weighted average period of 2.4 years.

Valuation Assumptions

The fair value of each restricted stock award or RSU granted under the Plan and the 2018 Omnibus Incentive Plan was estimated on the date of grant in accordance with the fair value provisions in ASC 718. The fair value of the Unit awards and stock option awards granted were estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The Company chose the Black-Scholes-Merton model based on its experience with the model and the determination that the model could be used to provide a reasonable estimate of the fair value of awards with terms such as those discussed above. The fair value of the Unit awards and stock option awards are calculated based on a combination of the income and market multiple approaches. Under the income approach, specifically the discounted cash flow method, forecast cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on the forecast financial information provided by management and a terminal value for the residual period beyond the discrete forecast, which are discounted at the appropriate rate to estimate the Company’s enterprise value.

The weighted-average assumptions used in the valuation of Unit awards, restricted stock into which such Unit awards were converted and stock option awards granted or modified for the years ended September 30, 2020, September 30, 2019 and September 30, 2018 are presented in the table below:

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Assumptions:
Risk-free interest rate	1.56%	2.85%	2.77%
Dividend yield	—	—	—
Volatility factor	43.51%	38.85%	26.93%
Expected term (in years)	6.3	6.3	6.0

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

15.	Commitments and Contingencies

Risk Management

The Company carries insurance policies including general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in primary policies. The Company’s insurance programs, including workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience.  The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2020 was $151.1, of which $48.4 was classified in current liabilities and $102.7 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. Reflected in this reserve is an expense totaling $24.1 recorded during the year ended September 30, 2020, related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability to reflect uncertainties associated with the current environment, including the COVID-19 pandemic. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2019 was $124.5, of which $37.4 was classified in current liabilities and $87.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2020 includes $34.1 related to claims recoverable from third-party insurance carriers. Corresponding assets of $8.1 and $26.0 are recorded at September 30, 2020, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2019 includes $32.1 related to claims recoverable from third party insurance carriers. Corresponding assets of $6.1 and $26.0 were recorded at September 30, 2019, as Other current assets and Other assets, respectively.

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

Stockholder Litigation

In April 2019, two purported class action complaints, one captioned McComas v. BrightView Holdings, Inc., and the other captioned Speiser v. BrightView Holdings, Inc., were filed against the Company, certain current and former officers and directors of the Company, the underwriters in the Company’s IPO, and the Company’s alleged controlling stockholders. The complaints were consolidated in July 2019 in the Montgomery County Court of Common Pleas in Pennsylvania under the caption In re BrightView Holdings, Inc. Securities Litigation, with the McComas complaint, as subsequently amended, as the operative pleading.  Both complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants and controlling person claims under Section 15 of the Act against certain defendants. The plaintiffs purport to represent similar classes of persons who purchased BrightView stock in its IPO in July 2018 or purchased BrightView stock in the market that was traceable to the shares issued in the IPO. The complaints allege that the IPO prospectus was misleading because it allegedly failed to disclose that a portion of BrightView’s contracts were underperforming and/or represented undesirable costs to the Company and that, as a result, BrightView would implement a managed exit strategy from low margin or non-profitable contracts that would negatively impact its future revenues; and that BrightView failed to disclose an alleged labor shortage caused by the Company’s inability to hire sufficient workers through the H-2B visa program would adversely affect earnings. On August 12, 2019, BrightView and the other defendants filed preliminary objections seeking dismissal of the complaint as legally insufficient. Defendants also filed a petition for dismissal based on the provision in BrightView’s certificate of incorporation that designates the federal district courts of the United States of America as the exclusive forum for resolving any claim arising under the United States federal securities laws, or to stay the action pending the decision of the Delaware Supreme Court in Salzberg v. Sciabacucchi. In that case, the Delaware Supreme Court was expected to decide whether federal forum selection provisions such as the one in BrightView’s certificate of incorporation are enforceable under Delaware law.  On November 4, 2019, plaintiffs filed a motion for class certification.  On November 6, 2019, the Court overruled defendants’ preliminary objections and denied defendants’ petition for dismissal or for a stay, without prejudice to renewal after the Delaware Supreme Court issued its decision in Salzberg v. Sciabacucchi.  On January 10, 2020, the defendants filed answers to the complaint. On March 18, 2020, the Delaware Supreme Court rendered its decision, upholding under Delaware’s General Corporate Law the facial validity of federal-forum selection provisions such as the one in BrightView’s certificate of incorporation.  Following mediation, the parties agreed to settle the litigation, and on August 27, 2020, executed a Stipulation and Agreement of Settlement.  On September 15, 2020, the Court entered a preliminary approval order directing notice to the class and setting a hearing on December 14, 2020 on final approval of the settlement.  The settlement amount is substantially covered by the Company’s D&O liability insurance policies, subject to applicable self-insured retentions.  The Company and the individual defendants continue to deny the substantive allegations of the complaints or that they committed any wrongdoing, and the settlement is without any admission of liability or wrongdoing.
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

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Maintenance Services	$1,739.1	$1,813.4	$1,774.8
Development Services	610.6	595.4	583.3
Eliminations	(3.7)	(4.2)	(4.5)
Net Service Revenues	$2,346.0	$2,404.6	$2,353.6
Maintenance Services	$250.1	$282.0	$289.8
Development Services	80.2	81.7	78.7
Corporate	(58.7)	(58.6)	(68.4)
Adjusted EBITDA(1)	$271.6	$305.1	$300.1
Maintenance Services	$40.6	$65.4	$45.5
Development Services	9.4	10.6	4.9
Corporate	2.7	13.9	36.0
Capital Expenditures	$52.7	$89.9	$86.4

(1)	Presented below is a reconciliation of Net (loss) income to Adjusted EBITDA:

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Net (loss) income	$(41.6)	$44.4	$(15.1)
Interest expense	64.6	72.5	97.8
Income tax (benefit) provision	(9.6)	12.8	(66.2)
Depreciation expense	80.5	80.1	75.3
Amortization expense	55.8	56.3	104.9
Establish public company financial reporting compliance (a)	0.9	4.8	4.1
Business transformation and integration costs (b)	32.5	17.5	25.5
Offering-related expenses (c)	4.4	1.0	6.8
Debt extinguishment (d)	—	—	25.1
Equity-based compensation (e)	24.0	15.7	28.8
Management fees (f)	—	—	13.1
COVID-19 related expenses (g)	13.8	—	—
Changes in self-insured liability estimates (h)	24.1	—	—
Sale of tree company (i)	22.2	—	—
Adjusted EBITDA	$271.6	$305.1	$300.1

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

(c)	Represents transaction related expenses incurred in connection with the IPO, subsequent registration statements, and IPO related litigation.
(d)	Represents losses on the extinguishment of debt.
(e)

Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding. Fiscal year ended September 30, 2020 includes $23.6 million of equity-based compensation expense and $0.4 million of related taxes. Fiscal year ended September 30, 2018 includes $19.6 million of equity-based compensation expense related to the IPO.

(f)	Represents fees paid pursuant to a monitoring agreement terminated on July 2, 2018 in connection with the completion of the IPO.
(g)

Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment and cleaning and supply purchases, and other.

(h)

Represents expenses related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts for workers’ compensation, general liability, auto liability, and employee health care insurance programs, to reflect uncertainties associated with the current environment, including the COVID-19 pandemic.

(i)	Represents the goodwill impairment charge, realized loss on sale, and transaction related expenses related to the sale of BrightView Tree Company on September 30, 2020.

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

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Numerator:
Net (loss) income available to common stockholders	$(41.6)	$44.4	$(15.1)
Denominator:
Weighted average number of common shares outstanding – basic	103,670,000	102,800,000	83,369,000
Basic (loss) earnings per share	$(0.40)	$0.43	$(0.18)

Weighted average number of common shares outstanding – diluted	103,670,000	103,363,000	83,369,000
Diluted (loss) earnings per share	$(0.40)	$0.43	$(0.18)
Other Information:
Weighted average number of anti-dilutive options and restricted stock (a)	8,210,000	5,935,000	1,283,000

(a)	Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.