Form 10-Q
period 2020-12-31
BrightView Holdings, Inc.
filed 2021-02-04
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2021 was 105,147,621.

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

•	general business, economic and financial conditions;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$81.6	$157.1
Accounts receivable, net	346.2	319.2
Unbilled revenue	74.6	94.6
Other current assets	65.2	62.2
Total current assets	567.6	633.1
Property and equipment, net	255.8	251.5
Intangible assets, net	223.9	221.3
Goodwill	1,900.3	1,859.3
Operating lease assets	64.1	58.8
Other assets	45.5	47.0
Total assets	$3,057.2	$3,071.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$117.4	$116.8
Current portion of long-term debt	10.4	12.3
Deferred revenue	67.1	57.1
Current portion of self-insurance reserves	49.1	48.4
Accrued expenses and other current liabilities	168.3	197.2
Current portion of operating lease liabilities	20.0	18.3
Total current liabilities	432.3	450.1
Long-term debt, net	1,125.8	1,127.5
Deferred tax liabilities	36.2	38.9
Self-insurance reserves	100.2	102.7
Long-term operating lease liabilities	51.0	47.5
Other liabilities	43.0	32.8
Total liabilities	1,788.5	1,799.5
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2020 and September 30, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 105,100,000 and 104,900,000 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	1.1	1.0
Treasury stock, at cost; 237,000 and 91,000 shares as of December 31, 2020 and September 30, 2020, respectively	(3.6)	(2.5)
Additional paid-in-capital	1,474.4	1,467.8
Accumulated deficit	(199.9)	(187.9)
Accumulated other comprehensive loss	(3.3)	(6.9)
Total stockholders’ equity	1,268.7	1,271.5
Total liabilities and stockholders’ equity	$3,057.2	$3,071.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended December 31,
	2020	2019
Net service revenues	$554.4	$570.7
Cost of services provided	420.8	427.7
Gross profit	133.6	143.0
Selling, general and administrative expense	123.3	130.3
Amortization expense	13.9	13.5
(Loss) from operations	(3.6)	(0.8)
Other income	1.4	0.7
Interest expense	13.6	17.4
(Loss) before income taxes	(15.8)	(17.5)
Income tax benefit	3.8	4.9
Net (loss)	$(12.0)	$(12.6)
(Loss) per share:
Basic and diluted	$(0.11)	$(0.12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2020	2019
Net (loss)	$(12.0)	$(12.6)
Net derivative gains arising during the period, net of tax benefit of $— and $(0.1), respectively	—	0.2
Reclassification of losses into net (loss), net of tax expense of $1.4 and $0.7, respectively	3.6	1.9
Other comprehensive income	3.6	2.1
Comprehensive (loss)	$(8.4)	$(10.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2020 and 2019

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2020	104.9	$1.0	$1,467.8	$(187.9)	$(6.9)	$(2.5)	1,271.5
Net (loss)	—	—	—	(12.0)	—	—	(12.0)
Other comprehensive income, net of tax	—	—	—	—	3.6	—	3.6
Capital contributions and issuance of common stock	0.2	0.1	1.7	—	—	—	1.8
Equity-based compensation	—	—	4.9	—	—	—	4.9
Repurchase of common stock and distributions	—	—	—	—	—	(1.1)	(1.1)
Balance, December 31, 2020	105.1	$1.1	$1,474.4	$(199.9)	$(3.3)	$(3.6)	$1,268.7

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2019	104.7	$1.0	$1,441.8	$(146.3)	$(11.7)	$(1.0)	$1,283.8
Net (loss)	—	—	—	(12.6)	—	—	(12.6)
Other comprehensive income, net of tax	—	—	—	—	2.1	—	2.1
Capital contributions and issuance of common stock	0.2	—	2.3	—	—	—	2.3
Equity-based compensation	—	—	8.2	—	—	—	8.2
Repurchase of common stock and distributions	—	—	—	—	—	(0.7)	(0.7)
Balance, December 31, 2019	104.9	$1.0	$1,452.3	$(158.9)	$(9.6)	$(1.7)	$1,283.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(12.0)	$(12.6)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	21.6	20.2
Amortization of intangible assets	13.9	13.5
Amortization of financing costs and original issue discount	0.9	0.9
Deferred taxes	(4.1)	(4.9)
Equity-based compensation	4.9	8.2
Realized loss on hedges	5.3	2.7
Other non-cash activities, net	0.5	(0.4)
Change in operating assets and liabilities:
Accounts receivable	(23.0)	(29.6)
Unbilled and deferred revenue	32.3	40.3
Other operating assets	2.4	(14.1)
Accounts payable and other operating liabilities	(37.6)	(16.9)
Net cash provided by operating activities	5.1	7.3
Cash flows from investing activities:
Purchase of property and equipment	(9.7)	(14.5)
Proceeds from sale of property and equipment	0.6	1.0
Business acquisitions, net of cash acquired	(62.2)	(18.4)
Other investing activities, net	(0.1)
Net cash used in investing activities	(71.4)	(31.9)
Cash flows from financing activities:
Repayments of finance lease obligations	(4.0)	(1.5)
Repayments of term loan	(2.6)	(2.6)
Repayments of receivables financing agreement	—	(10.0)
Proceeds from receivables financing agreement	—	10.0
Proceeds from issuance of common stock, net of share issuance costs	0.5	0.6
Repurchase of common stock and distributions	(1.1)	(0.7)
Other financing activities, net	(2.0)	—
Net cash used in financing activities	(9.2)	(4.2)
Net change in cash and cash equivalents	(75.5)	(28.8)
Cash and cash equivalents, beginning of period	157.1	39.1
Cash and cash equivalents, end of period	$81.6	$10.3

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

The consolidated balance sheet as of September 30, 2020, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2020, but does not include all disclosures required by GAAP, for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”).

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

2.Recent Accounting Pronouncements

Measurement of Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, which was amended in May 2019 by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.  These ASUs require entities to account for expected credit losses on financial instruments including trade receivables.  The Company adopted the guidance in the first quarter of fiscal 2021. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s consolidated financial statements and disclosures.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers.  The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company adopted the guidance in the first quarter of fiscal 2021. The adoption of ASU No. 2018-13 did not have a material impact on the Company’s consolidated financial statements and disclosures.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which removes specified exceptions and adds requirements to simplify the accounting for income taxes. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted.  The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for the Company upon issuance through December 31, 2022.  The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the third quarter of fiscal 2020 the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. The Company continues to evaluate the impact of the guidance on its consolidated financial statements and may apply other elections as applicable as additional changes in the market occur.

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

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 12 “Segments”, the Company’s reportable segments are Maintenance Services and Development Services.

	Three Months Ended December 31,
	2020	2019
Landscape Maintenance	$362.2	$363.3
Snow Removal	55.8	55.6
Maintenance Services	418.0	418.9
Development Services	137.4	152.8
Eliminations	(1.0)	(1.0)
Net service revenues	$554.4	$570.7

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of December 31, 2020, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $287.1. The Company expects to recognize revenue on 42% of the remaining performance obligations over the next 12 months and an additional 58% over the 12 months thereafter.

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

Changes in deferred revenue for the three month period ended December 31, 2020 were as follows:

Deferred Revenue
Balance, October 1, 2020	$57.1
Recognition of revenue	(224.3)
Deferral of revenue	234.3
Balance, December 31, 2020	$67.1

There were $25.2 of amounts billed during the period and $5.2 of additions to our unbilled revenue balance during the three month period from October 1, 2020 to December 31, 2020.

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

As permitted under the practical expedient available under ASU No. 2014-09, the disclosed value of unsatisfied performance obligations excludes (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.

4.Accounts Receivable, net

Accounts receivable of $346.2 and $319.2, is net of an allowance for doubtful accounts of $4.6 and $2.8 and includes $46.3 and $45.9 of retention on incomplete projects to be completed within one year at December 31, 2020 and September 30, 2020, respectively.

5.Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	December 31, 2020	September 30, 2020
Land	—	$40.9	$40.0
Buildings and leasehold improvements	2-40 yrs.	31.8	30.3
Operating equipment	2-7 yrs.	221.5	208.2
Transportation vehicles	3-7 yrs.	268.6	262.8
Office equipment and software	3-10 yrs.	69.8	68.1
Construction in progress	—	4.8	5.0
Property and equipment		637.4	614.4
Less: Accumulated depreciation		381.6	362.9
Property and equipment, net		$255.8	$251.5

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $21.6 and $20.2 for the three months ended December 31, 2020 and 2019, respectively.

6.Intangible Assets, Goodwill and Acquisitions

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $13.9 and $13.5 for the three months ended December 31, 2020 and 2019, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of December 31, 2020 and September 30, 2020 consisted of the following:

		December 31, 2020		September 30, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$682.8	$(462.0)	$666.3	$(448.3)
Trademarks	4-12 yrs.	3.8	(2.1)	3.8	(2.0)
Non-compete agreements	5 yrs.	2.7	(1.3)	2.7	(1.2)
Total intangible assets		$689.3	$(465.4)	$672.8	$(451.5)

The following is a summary of the goodwill activity for the periods ended September 30, 2020 and December 31, 2020:

	Maintenance Services	Development Services	Total
Balance, September 30, 2019	$1,616.0	$194.4	$1,810.4
Acquisitions	64.4	—	64.4
Impairment Loss	—	(15.5)	(15.5)
Balance, September 30, 2020	1,680.4	178.9	1,859.3
Acquisitions	39.8	1.2	41.0
Balance, December 31, 2020	$1,720.2	$180.1	$1,900.3

As a result of the 2020 annual goodwill impairment assessment and in conjunction with the initiation and conclusion of the sale of the BrightView Tree Company in the fourth quarter of fiscal 2020, the Company recognized an impairment loss of $15.5. The goodwill impairment loss was recognized during the fourth quarter of fiscal 2020 and was included in Selling, general and administrative expense.

During the three months ended December 31, 2020, the Company acquired, through a series of separate transactions, 100% of the operations of three unrelated companies, one of which was allocated between Maintenance Services and Development Services. The Company paid approximately $62.2 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily customer relationship intangible assets of $16.5. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

7.Long-term Debt

Long-term debt consists of the following:

	December 31, 2020	September 30, 2020
Series B term loan	$1,009.2	$1,011.8
Receivables financing agreement	140.0	140.0
Insurance Policy	—	1.9
Financing costs, net	(13.0)	(13.9)
Total debt, net	1,136.2	1,139.8
Less: Current portion of long-term debt	10.4	12.3
Long-term debt, net	$1,125.8	$1,127.5

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility.  The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $2.6 for the three month period ended December 31, 2020.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of December 31, 2020 and September 30, 2020. There were no borrowings or repayments under the facility for the three months ended December 31, 2020 and December 31, 2019.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the three months ended December 31, 2020, there was no activity under the Receivables Financing Agreement. During the three months ended December 31, 2019, the Company borrowed $10.0 against the capacity and voluntarily repaid $10.0 during the same period.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2021, and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2021	$7.8
2022	150.4
2023	10.4
2024	10.4
2025 and thereafter	972.0
Total long-term debt	1,151.0
Less: Current maturities	10.4
Less: Original issue discount	1.8
Less: Financing costs	13.0
Total long-term debt, net	$1,125.8

The Company has estimated the fair value of its long-term debt to be approximately $1,143.5 as of December 31, 2020 and September 30, 2020. Fair value is based on market bid prices around period-end (Level 2 inputs).

8.Fair Value Measurements and Derivative Instruments

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020 and September 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020:

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$12.9	$12.9	$—	$—
Fuel hedges	1.0	—	1.0	—
Total assets	$13.9	$12.9	$1.0	$—
Other liabilities:
Interest rate swap contracts	$5.7	$—	$5.7	$—
Obligation to Rabbi Trust	12.9	12.9	—	—
Total liabilities	$18.6	$12.9	$5.7	$—

	September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.4	$11.4	$—	$—
Fuel hedges	0.7	—	0.7	—
Total assets	$12.1	$11.4	$0.7	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$4.5	$—	$4.5	$—
Fuel hedges	0.8	—	0.8	—
Other liabilities:
Interest rate swap contracts	5.5	—	5.5	—
Obligation to Rabbi Trust	11.4	11.4	—	—
Total liabilities	$22.2	$11.4	$10.8	$—

Hedging Activities

As of December 31, 2020 and September 30, 2020, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B term Loan. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2022. The notional amount of interest rate contracts was $500.0 and $980.0 at December 31, 2020 and September 30, 2020, respectively. The net deferred losses on the interest rate swaps as of December 31, 2020 of $2.2, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2020	2019
(Loss) income recognized in Other comprehensive income (loss)	$(0.2)	$0.2
Net (loss) reclassified from Accumulated other comprehensive income (loss) into Interest expense	(4.2)	(3.0)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of December 31, 2020, the Company has two outstanding fuel contracts covering the period January 1, 2021 through December 31, 2021 with a notional amount of $5.3. The net deferred losses on the fuel swaps as of December 31, 2020 of $0.7, net of taxes, are expected to be recognized in Cost of services provided over the next 12 months.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2020	2019
Income (loss) recognized in Other comprehensive income (loss)	$0.2	$0.1
Net (loss) income reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	(0.8)	0.4

9.Income Taxes

The following table summarizes the Company’s income tax benefit or expense and effective income tax rate for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
(Loss) before income taxes	$(15.8)	$(17.5)
Income tax (benefit)	(3.8)	(4.9)
Effective income tax rate	24.1%	28.0%

The decrease in the effective tax rate for the three months ended December 31, 2020 when compared to the three months ended December 31, 2019, is primarily related to changes in state tax rates that were enacted in the quarter.

10.Equity-based Compensation

Restricted Stock Units

On November 19, 2020, the Company issued 733,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $13.78, all of which are subject to vesting. These units will vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $8.9 over the requisite service period.

Stock Option Awards

On November 19, 2020, the Company issued 686,000 stock options at a weighted average exercise price of $13.78 and a weighted average grant date fair value of $6.71. These options will vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $4.1 over the requisite service period.

Information regarding the total equity-based compensation expense, for the periods indicated is as follows:

	Three Months Ended December 31,
	2020	2019
Total equity-based compensation expense recognized	$4.9	$8.2

At December 31, 2020 the aggregate unamortized value of outstanding stock-based compensation awards was approximately $37.6, with a weighted average remaining life of 1.4 years.

2018 Employee Stock Purchase Plan

The Company’s stockholders have approved the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”).  A total of 1,100,000 shares of the Company’s common stock were made available for sale on October 22, 2018, of which 172,000 were issued on November 14, 2019 and 120,000 were issued on November 16, 2020.  An additional portion thereof is expected to be issued in November 2021.

11.Commitments and Contingencies

Risk Management

The Company carries insurance policies including general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in primary policies. The Company’s insurance programs, including workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at December 31, 2020 was $149.3, of which $49.1 was classified in current liabilities and $100.2 was classified in non-current liabilities in the accompanying unaudited consolidated balance sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2020 was $151.1, of which $48.4 was classified in current liabilities and $102.7 was classified in non-current liabilities in the accompanying consolidated balance sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at December 31, 2020 includes $34.2 related to claims recoverable from third party insurance carriers. Corresponding assets of $11.2 and $23.0 are recorded at December 31, 2020, as Other current assets and Other assets, respectively.  The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2020 includes $34.1 related to claims recoverable from third party insurance carriers. Corresponding assets of $8.1 and $26.0 were recorded at September 30, 2020, as Other current assets and Other assets, respectively.

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

Stockholder Litigation

In April 2019, two purported class action complaints, one captioned McComas v. BrightView Holdings, Inc., and the other captioned Speiser v. BrightView Holdings, Inc., were filed against the Company, certain current and former officers and directors of the Company, the underwriters in the Company’s IPO, and the Company’s alleged controlling stockholders. The complaints were consolidated in July 2019 in the Montgomery County Court of Common Pleas in Pennsylvania under the caption In re BrightView Holdings, Inc. Securities Litigation, with the McComas complaint, as subsequently amended, as the operative pleading.  Both complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants and controlling person claims under Section 15 of the Act against certain defendants. The plaintiffs purport to represent similar classes of persons who purchased BrightView stock in its IPO in July 2018 or purchased BrightView stock in the market that was traceable to the shares issued in the IPO. The complaints allege that the IPO prospectus was misleading because it allegedly failed to disclose that a portion of BrightView’s contracts were underperforming and/or represented undesirable costs to the Company and that, as a result, BrightView would implement a managed exit strategy from low margin or non-profitable contracts that would negatively impact its future revenues; and that BrightView failed to disclose an alleged labor shortage caused by the Company’s inability to hire sufficient workers through the H-2B visa program would adversely affect earnings. On August 12, 2019, BrightView and the other defendants filed preliminary objections seeking dismissal of the complaint as legally insufficient. Defendants also filed a petition for dismissal based on the provision in BrightView’s certificate of incorporation that designates the federal district courts of the United States of America as the exclusive forum for resolving any claim arising under the United States federal securities laws, or to stay the action pending the decision of the Delaware Supreme Court in Salzberg v. Sciabacucchi. In that case, the Delaware Supreme Court was expected to decide whether federal forum selection provisions such as the one in BrightView’s certificate of incorporation are enforceable under Delaware law.  On November 4, 2019, plaintiffs filed a motion for class certification.  On November 6, 2019, the Court overruled defendants’ preliminary objections and denied defendants’ petition for dismissal or for a stay, without prejudice to renewal after the Delaware Supreme Court issued its decision in Salzberg v. Sciabacucchi.  On January 10, 2020, the defendants filed answers to the complaint. On March 18, 2020, the Delaware Supreme Court rendered its decision, upholding under Delaware’s General Corporate Law the facial validity of federal-forum selection provisions such as the one in BrightView’s certificate of incorporation.  Following mediation, the parties agreed to settle the litigation, and on August 27, 2020, executed a Stipulation and Agreement of Settlement. On September 15, 2020, the Court entered a preliminary approval order directing notice to the class and setting a hearing on December 14, 2020 on final approval of the settlement. Following that hearing, on December 17, 2020, the Court entered a final order and judgment approving the settlement.  The settlement amount is substantially covered by the Company’s D&O liability insurance policies, subject to applicable self-insured retentions.  The Company and the individual defendants continue to deny the substantive allegations of the complaints or that they committed any wrongdoing, and the settlement is without any admission of liability or wrongdoing.

12.Segments

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance. The following is a summary of certain financial data for each of the segments:

	Three Months Ended December 31,
	2020	2019
Maintenance Services	$418.0	$418.9
Development Services	137.4	152.8
Eliminations	(1.0)	(1.0)
Net service revenues	$554.4	$570.7
Maintenance Services	$49.6	$47.7
Development Services	17.1	19.1
Corporate	(14.3)	(15.1)
Adjusted EBITDA(1)	$52.4	$51.7
Maintenance Services	$8.9	$11.7
Development Services	0.3	2.0
Corporate	0.5	0.8
Capital expenditures	$9.7	$14.5

(1)	Presented below is a reconciliation of Net (loss) to Adjusted EBITDA:

	Three Months Ended December 31,
	2020	2019
Net (loss) income	$(12.0)	$(12.6)
Interest expense	13.6	17.4
Income tax (benefit)	(3.8)	(4.9)
Depreciation expense	21.6	20.2
Amortization expense	13.9	13.5
Establish public company financial reporting compliance (a)	—	0.9
Business transformation and integration costs (b)	6.4	8.3
Offering-related expenses (c)	0.2	0.4
Equity-based compensation (d)	5.0	8.5
COVID-19 related expenses (e)	7.5	—
Adjusted EBITDA	$52.4	$51.7

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

(c)	Represents transaction related expenses incurred for IPO related litigation and subsequent registration statements.

(d)	Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(e)

Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment and cleaning and supply purchases, and other.

13.(Loss) Per Share of Common Stock

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

	Three Months Ended December 31,
	2020	2019
Numerator:
Net (loss) available to common stockholders	$(12.0)	$(12.6)
Denominator:
Weighted average number of common shares outstanding – basic and diluted	105,148,000	103,307,000
Basic and diluted (loss) per share	$(0.11)	$(0.12)

Other Information:
Weighted average number of anti-dilutive options and restricted stock	6,799,000	7,607,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2020 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 18, 2020, and presumes that readers have read or have access to such discussion and analysis.  The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Interest Expense

Interest expense relates primarily to our long-term debt. See Note 7 “Long-term Debt” in the unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

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

Other Income

Other (expense) income consists primarily of investment gains related to investments held in Rabbi Trust.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the three months ended December 31, 2020, the Company acquired three businesses and paid approximately $62.2 million in aggregate consideration, net of cash acquired. We incurred $3.6 million of integration costs during the three months of fiscal 2021, of which $3.2 million related to acquisitions completed prior to fiscal 2021. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of fleet and uniform rebranding, and to a lesser extent, other administrative costs associated with training employees and transitioning from legacy accounting and IT systems. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

COVID-19 Update

The impact of the COVID-19 pandemic and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. Although our Maintenance and Development operations are considered essential services, future governmental orders or other restrictions may limit, restrict or prohibit either Maintenance’s or Development’s operations in certain locations in the future. Further limitations could have a material adverse impact on our business, financial condition and results of operations.

The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic and its resurgence are evolving rapidly and in ways that are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the first quarter of 2021 may not be indicative of the Company’s future results.  We have experienced and may experience a loss in revenue as a result of restrictions on our ability to operate our business. In addition, the economic deterioration resulting from the impacts of the COVID-19 pandemic will likely continue to negatively impact our results of operations and financial condition.  We expect this negative impact on economic conditions to persist, but the degree of the impact on our business is unpredictable as it will depend on the extent and duration of the economic contraction. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020.

We have taken numerous steps, and expect to continue to take further actions to address the negative impact and risks posed by the COVID-19 pandemic, such as increasing health and safety measures to protect our employees and follow local health and safety guidelines in the jurisdictions we operate, implementing prudent actions to preserve cash, and limiting discretionary spend. Additionally, on March 27, 2020, the Coronavirus Aid Relief, and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We utilized the deferment of employer side social security payments through the deferral period which ended on December 31, 2020, as well as the technical correction for tax depreciation.  Although we will seek to utilize current and future legislation enacted to provide relief from the impact of the COVID-19 pandemic as appropriate, there is no guarantee we will meet any eligibility requirements to participate or, even if we are able to participate, that such legislation will provide meaningful benefit to our business or financial condition.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended December 31,
(In millions)	2020	2019
Net service revenues	$554.4	$570.7
Cost of services provided	420.8	427.7
Gross profit	133.6	143.0
Selling, general and administrative expense	123.3	130.3
Amortization expense	13.9	13.5
Income from operations	(3.6)	(0.8)
Other income	1.4	0.7
Interest expense	13.6	17.4
(Loss) income before income taxes	(15.8)	(17.5)
Income tax benefit	3.8	4.9
Net (loss) income	$(12.0)	$(12.6)
Adjusted EBITDA(1)	$52.4	$51.7
Adjusted Net Income(1)	$12.9	$10.6
Cash flows from operating activities	$5.1	$7.3
Free Cash Flow(1)	$(4.0)	$(6.2)

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019

Net Service Revenues

Net service revenues for the three months ended December 31, 2020 decreased $16.3 million, or 2.9%, to $554.4 million, from $570.7 million in the 2019 period. The decrease was driven by a decrease in Development Services revenues of $15.4 million and a decrease in Maintenance Services revenues of $0.9 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended December 31, 2020 decreased $9.4 million, or 6.6%, to $133.6 million, from $143.0 million in the 2019 period, principally driven by the decrease in revenues described above.  Additionally, gross margin declined for the three months ended December 31, 2020 to 24.1%, from 25.1% in the 2019 period due principally to the timing of acquisitions.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2020 decreased $7.0 million, or 5.4%, to $123.3 million, from $130.3 million in the 2019 period. This decrease was driven by a $4.8 million reduction in salaries, travel, and other employee related expenses, a $3.5 million reduction in stock compensation and related taxes, a $2.1 million decrease in professional service expenses due to targeted cost containment actions, and a $1.8 million reduction in business integration costs. Offsetting the decrease was an increase of $4.0 million in expenses related to the Company’s response to the COVID-19 pandemic, principally related to temporary and incremental cleaning and supply purchases and salary and related expenses. As a percentage of revenue, selling, general and administrative expense decreased 60 basis points for the three months ended December 31, 2020 to 22.2%, from 22.8% in the 2019 period.

Amortization Expense

Amortization expense for the three months ended December 31, 2020 increased $0.4 million, or 3.0%, to $13.9 million, from $13.5 million in the 2019 period. The increase was principally due to a $2.6 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition, offset by $2.2 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time.

Other Income

Other income was $1.4 million for the three months ended December 31, 2020 compared to Other income of $0.7 million in the 2019 period. The increase of $0.7 million in Other income was driven by an increase in gains on investments held in the Rabbi Trust.

Interest Expense

Interest expense for the three months ended December 31, 2020 decreased $3.8 million, or 21.8%, to $13.6 million, from $17.4 million in the 2019 period. The decrease was driven by a lower weighted average interest rate on our term loans in the 2020 period of 2.69% compared to 4.36% in the 2019 period as well as a decrease of $0.7 million due to the impact of our interest rate swaps for the period.

Income Tax Benefit

For the three months ended December 31, 2020, Income tax benefit was $3.8 million, compared to an Income tax benefit of $4.9 million in the 2019 period. The change in Income tax benefit was primarily attributable to the change in the Company’s pretax loss of $15.8 million in the current period compared to pretax loss of $17.5 million in the prior period, as well as changes in state tax laws enacted in the quarter.

Net (Loss)

For the three months ended December 31, 2020, Net loss was $12.0 million, compared to Net loss of $12.6 million in the 2019 period. The change was attributable to lower Interest expenses and Selling, general and administrative expenses as noted above, offset by a reduction in Gross profit, principally driven by a decrease in revenue.

Adjusted EBITDA

Adjusted EBITDA increased $0.7 million for the three months ended December 31, 2020, to $52.4 million, from $51.7 million in the 2019 period. Adjusted EBITDA as a percentage of revenue was 9.5% and 9.1% for the three months ended December 31, 2020 and 2019, respectively. The increase in Adjusted EBITDA was driven by an increase of $1.9 million, or 4.0% in Maintenance Services Segment Adjusted EBITDA, and a reduction of $0.8 million, or 5.3% in corporate expenditures, offset by a decrease of $2.0 million, or 10.5% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended December 31, 2020 increased $2.3 million to $12.9 million, from $10.6 million in the 2019 period due to the changes noted above.

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

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Free Cash Flow.  Adjusted EPS is defined as Adjusted Net Income (shown below) divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS and presented in Note 13 “Earnings (Loss) Per Share of Common Stock” in the Notes to unaudited consolidated financial statements.

	Three Months Ended December 31,
(In millions)	2020	2019
Adjusted EBITDA
Net (loss) income	$(12.0)	$(12.6)
Plus:
Interest expense, net	13.6	17.4
Income tax (benefit)	(3.8)	(4.9)
Depreciation expense	21.6	20.2
Amortization expense	13.9	13.5
Establish public company financial reporting compliance (a)	—	0.9
Business transformation and integration costs (b)	6.4	8.3
Offering-related expenses (c)	0.2	0.4
Equity-based compensation (d)	5.0	8.5
COVID-19 related expenses (e)	7.5	—
Adjusted EBITDA	$52.4	$51.7
Adjusted Net Income
Net (loss) income	$(12.0)	$(12.6)
Plus:
Amortization expense	13.9	13.5
Establish public company financial reporting compliance (a)	—	0.9
Business transformation and integration costs (b)	6.4	8.3
Offering-related expenses (c)	0.2	0.4
Equity-based compensation (d)	5.0	8.5
COVID-19 related expenses (e)	7.5	—
Income tax adjustment (f)	(8.1)	(8.4)
Adjusted Net Income	$12.9	$10.6
Free Cash Flow
Cash flows from operating activities	$5.1	$7.3
Minus:
Capital expenditures	9.7	14.5
Plus:
Proceeds from sale of property and equipment	0.6	1.0
Free Cash Flow	$(4.0)	$(6.2)

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

	Three Months Ended December 31,
(In millions)	2020	2019
Severance and related costs	$0.2	$0.2
Business integration	3.6	5.4
IT infrastructure, transformation, and other	2.6	2.7
Business transformation and integration costs	$6.4	$8.3

(c)	Represents expenses incurred for IPO related litigation and subsequent registration statements.
(d)	Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.

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

	Three Months Ended December 31,
(In millions)	2020	2019
Tax impact of pre-tax income adjustments	$7.6	$8.1
Discrete tax items	0.5	0.3
Income tax adjustment	$8.1	$8.4

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

Segment Results for the Three Months Ended December 31, 2020 and 2019

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended December 31,		Percent Change
(In millions)	2020	2019	2020 vs. 2019
Net Service Revenues	$418.0	$418.9	(0.2)%
Segment Adjusted EBITDA	$49.6	$47.7	4.0%
Segment Adjusted EBITDA Margin	11.9%	11.4%	50	bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended December 31, 2020 decreased by $0.9 million, or 0.2%, from the 2019 period driven by a decrease in revenue from divestitures of $0.9 million.  In addition, revenues from commercial landscaping decreased $23.7 million from the 2019 period inclusive of snow, primarily due to a reduction in demand for ancillary services as a result of the COVID-19 pandemic, which was fully offset by a $23.7 million revenue contribution from acquired businesses, inclusive of snow.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2020 increased by $1.9 million to $49.6 million from $47.7 million in the 2019 period. Segment Adjusted EBITDA Margin increased 50 basis points, to 11.9%, in the three months ended December 31, 2020, from 11.4% in the 2019 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by targeted cost containment actions.

Development Services Segment Results

	Three Months Ended December 31,		Percent Change
(In millions)	2020	2019	2020 vs. 2019
Net Service Revenues	$137.4	$152.8	(10.1)%
Segment Adjusted EBITDA	$17.1	$19.1	(10.5)%
Segment Adjusted EBITDA Margin	12.4%	12.5%	(10	) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended December 31, 2020 decreased $15.4 million, or 10.1%, compared to the 2019 period. The decrease in development services revenues was principally driven by a $13.2 million reduction due to the COVID-19 pandemic, partially offset by a $4.4 million revenue contribution from acquired businesses. In addition, the sale of BrightView Tree Company in September 2020 reduced net service revenues by $6.6 million for the three months ended December 31, 2020.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2020 decreased $2.0 million, to $17.1 million, compared to the 2019 period due to the decrease in net service revenues described above.  Segment Adjusted EBITDA Margin was relatively flat at 12.4% for the quarter versus 12.5% in the 2019 period.

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

(In millions)	December 31, 2020	September 30, 2020
Cash and cash equivalents	$81.6	$157.1
Short-term borrowings and current maturities of long-term debt	10.4	12.3
Long-term debt	1,125.8	1,127.5
Total debt, net	$1,136.2	$1,139.8

The Company is party to a credit agreement dated December 18, 2013 (as amended, the “Credit Agreement”), a five-year revolving credit facility that matures on August 15, 2023 (the “Revolving Credit Facility”) and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”).

We can increase the borrowing availability under the Credit Agreement or increase the term loans outstanding under the Credit Agreement by up to $303.0 million, in the aggregate, in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans under the Credit Agreement, or in the form of other indebtedness in lieu thereof, plus an additional amount so long as we do not exceed a specified senior secured leverage ratio and, in the case of second lien indebtedness, a specified senior secured leverage ratio. We can incur such additional secured or other unsecured indebtedness under the Credit Agreement if certain specified conditions are met. Our liquidity requirements are significant primarily due to debt service requirements. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended December 31,
(In millions)	2020	2019
Operating activities	$5.1	$7.3
Investing activities	$(71.4)	$(31.9)
Financing activities	$(9.2)	$(4.2)
Free Cash Flow (1)	$(4.0)	$(6.2)

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2020 decreased $2.2 million, to $5.1 million, from $7.3 million in the 2019 period. This decrease was primarily due to an increase in cash used by accounts payable and other operating liabilities offset by a decrease in cash used by accounts receivable and other operating assets.

Cash Flows used in Investing Activities

Net cash used in investing activities increased $39.5 million to $71.4 million for the three months ended December 31, 2020 from $31.9 million in the 2019 period. The increase was driven by cash used for acquisitions of $62.2 million for the three months ended December 31, 2020 compared to $18.4 million in the 2019 period, a $43.8 million increase.  Offsetting this was a $4.8 million decrease in cash used for capital expenditures.

Cash Flows provided (used) in Financing Activities

Net cash flows used in financing activities of $9.2 million for the three months ended December 31, 2020 included scheduled principal payments on long-term borrowings of $2.6 million, repayments of finance lease obligations of $4.0 million, and other financing activities, net of $2.6 million.

Net cash flows used in financing activities of $4.2 million for the three months ended December 31, 2019 included scheduled principal payments on long-term borrowings of $2.6 million, repayments of finance lease obligations of $1.5 million, and proceeds from our Receivables Financing Agreement of $10.0 million, which was fully repaid during the period.

Free Cash Flow

Free Cash Flow increased $2.2 million to $(4.0) million for the three months ended December 31, 2020 from $(6.2) million in the 2019 period. The increase in Free Cash Flow was due to a decrease in cash used in capital expenditures, partially offset by a decrease in cash provided for operating activities, as described above.

Working Capital

(In millions)	December 31, 2020	September 30, 2020
Net Working Capital:
Current assets	$567.6	$633.1
Less: Current liabilities	432.3	450.1
Net working capital	$135.3	$183.0

Net working capital is defined as current assets less current liabilities. Net working capital decreased $47.7 million to $135.3 million at December 31, 2020, from $183.0 million at September 30, 2020, primarily driven by a decrease in cash and cash equivalents of $75.5 million, a decrease in unbilled revenue of $20.0 million, and an increase in deferred revenue of $10.0 million.  This was partially offset by a decrease in accrued expenses and other current liabilities of $28.9 million and an increase in Accounts receivable, net of $27.0 million.

Description of Indebtedness

As of December 31, 2020, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing.  See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

During the three months ended December 31, 2020, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2020 in our Annual Report on Form 10-K.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2020.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 11 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 18, 2020.

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

10.1*

Fourth Amendment to the Purchase and Sale Agreement, dated as of November 23, 2020, by and among BrightView Landscapes, LLC, as servicer, Metheny Commercial Lawn Maintenance, INC., as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: February 4, 2021	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)