Form 10-Q
period 2021-06-30
BrightView Holdings, Inc.
filed 2021-08-05
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2021 was 105,201,762.

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
•
the substantial costs of claims, including insurance costs, related to auto liability, general liability, and workers compensation;
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
•
increases in interest rates governing our variable rate indebtedness increasing the cost of servicing our substantial indebtedness including expected changes to LIBOR;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	June 30, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$125.0	$157.1
Accounts receivable, net	365.5	319.2
Unbilled revenue	96.6	94.6
Other current assets	57.3	62.2
Total current assets	644.4	633.1
Property and equipment, net	269.0	251.5
Intangible assets, net	207.9	221.3
Goodwill	1,943.3	1,859.3
Operating lease assets	70.0	58.8
Other assets	42.1	47.0
Total assets	$3,176.7	$3,071.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$145.2	$116.8
Current portion of long-term debt	10.4	12.3
Deferred revenue	53.1	57.1
Current portion of self-insurance reserves	51.7	48.4
Accrued expenses and other current liabilities	219.5	197.2
Current portion of operating lease liabilities	22.0	18.3
Total current liabilities	501.9	450.1
Long-term debt, net	1,121.8	1,127.5
Deferred tax liabilities	48.8	38.9
Self-insurance reserves	97.9	102.7
Long-term operating lease liabilities	54.7	47.5
Other liabilities	39.0	32.8
Total liabilities	1,864.1	1,799.5
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and September 30, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 105,200,000 and 104,900,000 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	1.1	1.0
Treasury stock, at cost; 245,000 and 91,000 shares as of June 30, 2021 and September 30, 2020, respectively	(3.7)	(2.5)
Additional paid-in-capital	1,484.7	1,467.8
Accumulated deficit	(168.4)	(187.9)
Accumulated other comprehensive loss	(1.1)	(6.9)
Total stockholders’ equity	1,312.6	1,271.5
Total liabilities and stockholders’ equity	$3,176.7	$3,071.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net service revenues	$673.6	$608.1	$1,879.9	$1,737.9
Cost of services provided	494.6	451.7	1,409.2	1,306.2
Gross profit	179.0	156.4	470.7	431.7
Selling, general and administrative expense	123.1	131.8	374.4	389.0
Amortization expense	12.6	13.6	39.0	40.6
Income from operations	43.3	11.0	57.3	2.1
Other income	0.8	1.7	2.8	0.4
Interest expense	9.4	15.4	32.5	49.9
Income (loss) before income taxes	34.7	(2.7)	27.6	(47.4)
Income tax expense (benefit)	9.5	(0.3)	8.1	(11.9)
Net income (loss)	$25.2	$(2.4)	$19.5	$(35.5)
Income (loss) per share:
Basic	$0.24	$(0.02)	$0.19	$(0.34)
Diluted	$0.24	$(0.02)	$0.18	$(0.34)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$25.2	$(2.4)	$19.5	$(35.5)
Net derivative gains (losses) arising during the period, net of tax of $(0.3); $0.2; $(1.0); and $3.8, respectively	0.7	(0.5)	1.9	(10.3)
Reclassification of (gains) losses into net loss, net of tax of $0.1; $(1.9); $(1.4); and $(3.5), respectively	(0.3)	4.7	3.9	9.6
Other comprehensive income (loss)	0.4	4.2	5.8	(0.7)
Comprehensive income (loss)	$25.6	$1.8	$25.3	$(36.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended June 30, 2021 and 2020

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2021	105.2	$1.1	$1,479.4	$(193.6)	$(1.5)	$(3.6)	1,281.8
Net income	—	—	—	25.2	—	—	25.2
Other comprehensive income, net of tax	—	—	—	—	0.4	—	0.4
Equity-based compensation	—	—	5.3	—	—	—	5.3
Repurchase of common stock and distributions	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2021	105.2	$1.1	$1,484.7	$(168.4)	$(1.1)	$(3.7)	$1,312.6

Balance, September 30, 2020	104.9	$1.0	$1,467.8	$(187.9)	$(6.9)	$(2.5)	1,271.5
Net income	—	—	—	19.5	—	—	19.5
Other comprehensive income, net of tax	—	—	—	—	5.8	—	5.8
Capital contributions and issuance of common stock	0.3	0.1	1.5	—	—	—	1.6
Equity-based compensation	—	—	15.4	—	—	—	15.4
Repurchase of common stock and distributions	—	—	—	—	—	(1.2)	(1.2)
Balance, June 30, 2021	105.2	$1.1	$1,484.7	$(168.4)	$(1.1)	$(3.7)	$1,312.6

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2020	104.9	$1.0	$1,457.3	$(179.4)	$(16.6)	$(1.7)	$1,260.6
Net (loss)	—	—	—	(2.4)	—	—	(2.4)
Other comprehensive income, net of tax	—	—	—	—	4.2	—	4.2
Equity-based compensation	—	—	4.9	—	—	—	4.9
Repurchase of common stock and distributions	—	—	—	—	—	(0.2)	(0.2)
Balance, June 30, 2020	104.9	$1.0	$1,462.2	$(181.8)	$(12.4)	$(1.9)	$1,267.1

Balance, September 30, 2019	104.7	$1.0	$1,441.8	$(146.3)	$(11.7)	$(1.0)	$1,283.8
Net (loss)	—	—	—	(35.5)	—	—	(35.5)
Other comprehensive (loss), net of tax	—	—	—	—	(0.7)	—	(0.7)
Capital contributions and issuance of common stock	0.2	—	2.5	—	—	—	2.5
Equity-based compensation	—	—	17.9	—	—	—	17.9
Repurchase of common stock and distributions	—	—	—	—	—	(0.9)	(0.9)
Balance, June 30, 2020	104.9	$1.0	$1,462.2	$(181.8)	$(12.4)	$(1.9)	$1,267.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$19.5	$(35.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	63.6	60.4
Amortization of intangible assets	39.0	40.6
Amortization of financing costs and original issue discount	2.8	2.8
Deferred taxes	7.7	(17.2)
Equity-based compensation	15.4	17.9
Realized loss on hedges	5.3	13.1
Other non-cash activities, net	(2.2)	2.5
Change in operating assets and liabilities:
Accounts receivable	(29.9)	5.6
Unbilled and deferred revenue	(6.3)	39.9
Other operating assets	11.0	(19.0)
Accounts payable and other operating liabilities	7.5	50.8
Net cash provided by operating activities	133.4	161.9
Cash flows from investing activities:
Purchase of property and equipment	(44.7)	(45.9)
Proceeds from sale of property and equipment	7.5	3.8
Business acquisitions, net of cash acquired	(106.2)	(86.5)
Other investing activities, net	0.4	1.0
Net cash (used) by investing activities	(143.0)	(127.6)
Cash flows from financing activities:
Repayments of finance lease obligations	(12.3)	(6.3)
Repayments of term loan	(7.8)	(7.8)
Repayments of receivables financing agreement	(24.6)	(50.0)
Repayments of revolving credit facility	—	(70.0)
Proceeds from receivables financing agreement, net of issue costs	24.0	80.0
Proceeds from revolving credit facility	—	70.0
Proceeds from issuance of common stock, net of share issuance costs	1.4	0.1
Repurchase of common stock and distributions	(1.2)	(0.9)
Other financing activities, net	(2.0)	1.4
Net cash (used) provided by financing activities	(22.5)	16.5
Net change in cash and cash equivalents	(32.1)	50.8
Cash and cash equivalents, beginning of period	157.1	39.1
Cash and cash equivalents, end of period	$125.0	$89.9
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$3.8	$3.9
Cash paid for interest	$31.1	$47.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(In millions, except per share and share data)

1. Business and Basis of Presentation

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

2. Recent Accounting Pronouncements

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Landscape Maintenance	$521.2	$451.2	$1,193.2	$1,125.6
Snow Removal	3.4	5.1	285.2	163.1
Maintenance Services	524.6	456.3	1,478.4	1,288.7
Development Services	150.3	152.8	404.7	451.9
Eliminations	(1.3)	(1.0)	(3.2)	(2.7)
Net service revenues	$673.6	$608.1	$1,879.9	$1,737.9

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of June 30, 2021, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $306.2. The Company expects to recognize revenue on 57% of the remaining performance obligations over the next 12 months and an additional 43% over the 12 months thereafter.

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

Changes in deferred revenue for the nine month period ended June 30, 2021 were as follows:

Deferred Revenue
Balance, September 30, 2020	$57.1
Recognition of revenue	(770.8)
Deferral of revenue	766.8
Balance, June 30, 2021	$53.1

There were $89.4 of amounts billed during the period and $91.4 of additions to our unbilled revenue balance during the nine month period from October 1, 2020 to June 30, 2021.

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

4. Accounts Receivable, net

Accounts receivable of $365.5 and $319.2, is net of an allowance for doubtful accounts of $5.9 and $2.8 and includes $41.3 and $45.9 of retention on incomplete projects to be completed within one year at June 30, 2021 and September 30, 2020, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	June 30, 2021	September 30, 2020
Land	—	$42.3	$40.0
Buildings and leasehold improvements	2-40 yrs.	30.7	30.3
Operating equipment	2-7 yrs.	235.5	208.2
Transportation vehicles	3-7 yrs.	285.0	262.8
Office equipment and software	3-10 yrs.	71.4	68.1
Construction in progress	—	5.6	5.0
Property and equipment		670.5	614.4
Less: Accumulated depreciation		401.5	362.9
Property and equipment, net		$269.0	$251.5

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $21.3 and $20.9 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense related to property and equipment was $63.6 and $60.4 for the nine months ended June 30, 2021 and 2020, respectively.

6. Intangible Assets, Goodwill and Acquisitions

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $12.6 and $13.6 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $39.0 and $40.6 for the nine month periods ended June 30, 2021 and 2020, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of June 30, 2021 and September 30, 2020 consisted of the following:

		June 30, 2021		September 30, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$691.9	$(486.7)	$666.3	$(448.3)
Trademarks	12 yrs.	3.8	(2.2)	3.8	(2.0)
Non-compete agreements	5-7 yrs.	2.7	(1.6)	2.7	(1.2)
Total intangible assets		$698.4	$(490.5)	$672.8	$(451.5)

The following is a summary of the goodwill activity for the periods ended September 30, 2020 and June 30, 2021:

	Maintenance Services	Development Services	Total
Balance, September 30, 2019	$1,616.0	$194.4	$1,810.4
Acquisitions	64.4	—	64.4
Impairment Loss	—	(15.5)	(15.5)
Balance, September 30, 2020	1,680.4	178.9	1,859.3
Acquisitions	73.0	11.0	84.0
Balance, June 30, 2021	$1,753.4	$189.9	$1,943.3

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

During the nine months ended June 30, 2021, the Company acquired, through a series of separate transactions, 100% of the operations of seven unrelated companies, of which two were allocated between both Maintenance Services and Development Services. The Company paid approximately $106.2 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily customer relationship intangible assets of $25.6. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and workforce in place. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

7. Long-term Debt

Long-term debt consists of the following:

	June 30, 2021	September 30, 2020
Series B term loan	$1,004.2	$1,011.8
Receivables financing agreement	139.9	140.0
Insurance Policy	—	1.9
Financing costs, net	(11.9)	(13.9)
Total debt, net	1,132.2	1,139.8
Less: Current portion of long-term debt	10.4	12.3
Long-term debt, net	$1,121.8	$1,127.5

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $7.8 for the nine month periods ended June 30, 2021 and 2020.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of June 30, 2021 and September 30, 2020. There were no borrowings or repayments under the facility for the nine months ended June 30, 2021. There were $70.0 borrowings under the facility for the nine months ended June 30, 2020, of which $70.0 were repaid during the same period.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022. On February 19, 2021, the Company entered into the Second Amendment to the Receivables Financing Agreement (the "Second Amendment") which extended the term through February 20, 2024 and increased the borrowing capacity to $235.0 through September 20, 2021 and $250.0 thereafter. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the nine months ended June 30, 2021, the Company borrowed $24.5 against the capacity and voluntarily repaid $24.6. During the nine months ended June 30, 2020, the Company borrowed $80.0 against the capacity and voluntarily repaid $50.0.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2021, and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2021	$2.6
2022	10.4
2023	10.4
2024	150.3
2025 and thereafter	972.1
Total long-term debt	1,145.8
Less: Current maturities	10.4
Less: Original issue discount	1.7
Less: Financing costs	11.9
Total long-term debt, net	$1,121.8

The Company has estimated the fair value of its long-term debt to be approximately $1,138.3 and $1,143.5 as of June 30, 2021 and September 30, 2020. Fair value is based on market bid prices around period-end (Level 2 inputs).

8. Fair Value Measurements and Derivative Instruments

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021 and September 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020:

	June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$13.5	$13.5	$—	$—
Fuel hedges	2.4	—	2.4	—
Total assets	$15.9	$13.5	$2.4	$—
Other liabilities:
Interest rate swap contracts	4.2	—	4.2	—
Obligation to Rabbi Trust	13.5	13.5	—	—
Total liabilities	$17.7	$13.5	$4.2	$—

	September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.4	$11.4	$—	$—
Fuel hedges	0.7	—	0.7	—
Total assets	$12.1	$11.4	$0.7	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	4.5	—	4.5	—
Fuel hedges	0.8	—	0.8	—
Other liabilities:
Interest rate swap contracts	5.5	—	5.5	—
Obligation to Rabbi Trust	11.4	11.4	—	—
Total liabilities	$22.2	$11.4	$10.8	$—

Hedging Activities

As of June 30, 2021 and September 30, 2020, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2022. The notional amount of interest rate contracts was $500.0 and $980.0 at June 30, 2021 and September 30, 2020, respectively. The net deferred losses on the interest rate swaps as of June 30, 2021 of $2.2, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
(Loss) recognized in Other comprehensive income (loss)	$(0.2)	$(2.2)	$(0.3)	$(10.2)
Net (loss) reclassified from Accumulated other comprehensive income (loss) into Interest expense	(0.8)	(4.9)	(6.1)	(11.6)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of June 30, 2021, the Company had two outstanding fuel contracts covering the period January 1, 2021 through December 31, 2021 with a total notional volume of 5.3 million gallons. The net deferred gain on the fuel swaps as of June 30, 2021 of $1.8, net of taxes, are expected to be recognized in Cost of services provided over the next 12 months.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Income (loss) recognized in Other comprehensive income (loss)	$1.2	$1.5	$3.2	$(3.9)
Net income (loss) reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	1.2	(1.7)	0.8	(1.5)

9. Income Taxes

The following table summarizes the Company’s income tax expense (benefit) and effective income tax rate for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$34.7	$(2.7)	$27.6	$(47.4)
Income tax expense (benefit)	9.5	(0.3)	8.1	(11.9)
Effective income tax rate	27.4%	11.1%	29.3%	25.1%

The increase in the effective tax rate for the three and nine months ended June 30, 2021 when compared to the three and nine months ended June 30, 2020, primarily related to the geographical distribution of the pre-tax income as well as the provision to return adjustment that was recorded discretely during the prior period.

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

Information regarding the total equity-based compensation expense, for the periods indicated is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Total equity-based compensation expense recognized	$5.3	$4.9	$15.4	$17.9

At June 30, 2021 the aggregate unamortized value of outstanding stock-based compensation awards was approximately $29.5, with a weighted average remaining life of 1.3 years.

2018 Employee Stock Purchase Plan

A total of 1,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 172,000 were issued on November 14, 2019 and 120,000 were issued on November 16, 2020. An additional portion thereof is expected to be issued in November 2021.

11. Commitments and Contingencies

Risk Management

The Company carries insurance policies including general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in primary policies. The Company’s insurance programs, including workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at June 30, 2021 was $149.6, of which $51.7 was classified in current liabilities and $97.9 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2020 was $151.1, of which $48.4 was classified in current liabilities and $102.7 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2021 includes $28.6 related to claims recoverable from third party insurance carriers. Corresponding assets of $9.1 and $19.5 are recorded at June 30, 2021, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2020 includes $34.1 related to claims recoverable from third party insurance carriers. Corresponding assets of $8.1 and $26.0 were recorded at September 30, 2020, as Other current assets and Other assets, respectively.

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

12. Segments

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

The following is a summary of certain financial data for each of the segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Maintenance Services	$524.6	$456.3	$1,478.4	$1,288.7
Development Services	150.3	152.8	404.7	451.9
Eliminations	(1.3)	(1.0)	(3.2)	(2.7)
Net service revenues	$673.6	$608.1	$1,879.9	$1,737.9
Maintenance Services	$90.6	$83.3	$212.5	$171.7
Development Services	18.7	21.8	46.6	55.1
Corporate	(15.7)	(14.1)	(46.3)	(45.2)
Adjusted EBITDA(1)	$93.6	$91.0	$212.8	$181.6
Maintenance Services	$13.3	$8.0	$37.5	$34.0
Development Services	2.7	1.6	5.0	9.5
Corporate	0.8	1.2	2.2	2.4
Capital expenditures	$16.8	$10.8	$44.7	$45.9

(1)
Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$25.2	$(2.4)	$19.5	$(35.5)
Interest expense	9.4	15.4	32.5	49.9
Income tax expense (benefit)	9.5	(0.3)	8.1	(11.9)
Depreciation expense	21.3	20.9	63.6	60.4
Amortization expense	12.6	13.6	39.0	40.6
Establish public company financial reporting compliance (a)	—	—	—	0.9
Business transformation and integration costs (b)	7.2	8.2	20.0	25.8
Offering-related expenses (c)	0.3	2.6	0.5	4.1
Equity-based compensation (d)	5.3	4.9	15.5	18.2
COVID-19 related expenses (e)	2.8	4.0	14.1	5.0
Changes in self-insured liability estimates (f)	—	24.1	—	24.1
Adjusted EBITDA	$93.6	$91.0	$212.8	$181.6

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Severance and related costs	$0.1	$2.7	$0.3	$3.3
Business integration (g)	3.4	1.8	9.2	10.6
IT infrastructure, transformation, and other (h)	3.7	3.7	10.5	11.9
Business transformation and integration costs	$7.2	$8.2	$20.0	$25.8
(c)
Represents transaction related expenses incurred for IPO related litigation and completed or contemplated subsequent registration statements.
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

13. Earnings (Loss) Per Share of Common Stock

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to common stockholders	$25.2	$(2.4)	$19.5	$(35.5)
Denominator:
Weighted average number of common shares outstanding – basic	105,202,000	103,793,000	105,177,000	103,583,000
Basic earnings (loss) per share	$0.24	$(0.02)	$0.19	$(0.34)

Weighted average number of common shares outstanding – diluted	105,947,000	103,793,000	105,662,000	103,583,000
Diluted earnings (loss) per share	$0.24	$(0.02)	$0.18	$(0.34)
Other Information:
Weighted average number of anti-dilutive options and restricted stock	6,897,000	8,760,000	7,468,000	8,285,000

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 7 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 240 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

Expenses

Cost of Services Provided

Cost of services provided is comprised of direct costs we incur associated with our operations during a period and includes employee costs, subcontractor costs, purchased materials, and operating equipment and vehicle costs. Employee costs consist of wages and other labor-related expenses, including benefits, workers compensation and healthcare costs, for those employees involved in delivering our services. Subcontractor costs consist of costs relating to our qualified service partner network in our Maintenance Services segment and subcontractors we engage from time to time in our Development Services segment. When our use of subcontractors increases, we may experience incrementally higher costs of services provided. Operating equipment and vehicle costs primarily consist of depreciation related to branch operating equipment and vehicles and related fuel expenses. A large component of our costs are variable, such as labor, subcontractor expense and materials.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) includes U.S. federal, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax credits and certain nondeductible expenses. Our effective tax rate may vary from quarter to quarter based on recurring and nonrecurring factors including, but not limited to the geographical distribution of our pre-tax earnings, changes in the tax rates of different jurisdictions, the availability of tax credits and nondeductible items. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the period of the change.

Other Income

Other income consists primarily of investment gains related to investments held in Rabbi Trust.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the nine months ended June 30, 2021, the Company acquired seven businesses and paid approximately $106.2 million in aggregate consideration, net of cash acquired. We incurred $9.2 million of integration costs during the nine months of fiscal 2021, of which $6.4 million related to acquisitions completed prior to fiscal 2021 and $2.8 million related to acquisitions completed during fiscal 2021. Integration costs vary in amount due to the number of acquisitions and size of acquired companies as well as factors specific to each acquisition, and as a result lack predictability as to occurrence and/or timing, and create a lack of comparability between periods. Costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

Industry and Economic Conditions

We believe the non-discretionary nature of our landscape maintenance services provides us with a fairly predictable recurring revenue model. The perennial nature of the landscape maintenance service sector, as well as its wide range of end users, minimizes the impact of a broad or sector-specific downturn. However, in connection with our enhancement services and development services, when demand for commercial construction declines, demand for landscape enhancement services and development projects may decline. When commercial construction activity rises, demand for landscape enhancement services to maintain green space may also increase. This is especially true for new developments in which green space tends to play an increasingly important role. Economic conditions, including fluctuations in labor markets, may impact our ability to identify, hire and retain employees.  Increased labor costs, including recruiting, retention, and overtime expenditures, could adversely affect our profitability.

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

The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the third quarter of 2021 may not be indicative of the Company’s future results.  We have experienced and may experience a loss in revenue as a result of restrictions on our ability to operate our business. In addition, the economic deterioration resulting from the impacts of the COVID-19 pandemic will likely continue to negatively impact our results of operations and financial condition.  Although optimism for an economic recovery has increased in the third quarter of fiscal 2021, the degree of the impact on our business continues to be unpredictable as it will depend on factors such as the duration and spread of COVID-19, including new variants, the extent of vaccinations and the timing and success of the reopening of the economy. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net service revenues	$673.6	$608.1	$1,879.9	$1,737.9
Cost of services provided	494.6	451.7	1,409.2	1,306.2
Gross profit	179.0	156.4	470.7	431.7
Selling, general and administrative expense	123.1	131.8	374.4	389.0
Amortization expense	12.6	13.6	39.0	40.6
Income from operations	43.3	11.0	57.3	2.1
Other income	0.8	1.7	2.8	0.4
Interest expense	9.4	15.4	32.5	49.9
Income (loss) before income taxes	34.7	(2.7)	27.6	(47.4)
Income tax expense (benefit)	9.5	(0.3)	8.1	(11.9)
Net income (loss)	$25.2	$(2.4)	$19.5	$(35.5)
Adjusted EBITDA(1)	$93.6	$91.0	$212.8	$181.6
Adjusted Net Income(1)	$46.6	$44.0	$86.7	$56.5
Earnings (loss) per Share	$0.24	$(0.02)	$0.19	$(0.34)
Adjusted Earnings per Share(1)	$0.44	$0.42	$0.82	$0.55
Cash flows from operating activities	$50.0	$76.2	$133.4	$161.9
Free Cash Flow(1)	$37.3	$66.5	$96.2	$119.8

(1) See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Net Service Revenues

Net service revenues for the three months ended June 30, 2021 increased $65.5 million, or 10.8%, to $673.6 million, from $608.1 million in the 2020 period. The increase was driven by an increase in Maintenance Services revenues of $68.3 million offset by a decrease in Development Services revenues of $2.5 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended June 30, 2021 increased $22.6 million, or 14.5%, to $179.0 million, from $156.4 million in the 2020 period. Gross margin improved 90 basis points, to 26.6%, in the three months ended June 30, 2021, from 25.7% in the 2020 period. The increases in gross profit and gross margin were principally driven by the increase in Maintenance Services revenues described further below in Segment Results, coupled with the prior year impact of an $18.3 million charge to Cost of services provided which was recorded in the third quarter of fiscal 2020 associated with the Company’s self-insured liability.  The favorable impact of these items was partially offset by an increase in direct labor and material costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2021 decreased $8.7 million, or 6.6%, to $123.1 million, from $131.8 million in the 2020 period. As a percentage of revenue, Selling, general and administrative expense decreased 340 basis points for the three months ended June 30, 2021 to 18.3%, from 21.7% in the 2020 period. The decrease was primarily due to the prior year impact of a $5.8 million charge to Selling, general and administrative expense recorded in the third quarter of fiscal 2020 associated with the Company’s self-insured liability, coupled with a decrease of $3.1 million in salaries and other employee related expenses.

Amortization Expense

Amortization expense for the three months ended June 30, 2021 decreased $1.0 million, or 7.4%, to $12.6 million, from $13.6 million in the 2020 period. The decrease was principally due to a $2.2 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by a $1.2 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income

Other income was $0.8 million for the three months ended June 30, 2021 compared to $1.7 million in the 2020 period. The decrease of $0.9 million was driven principally by a decrease in gains on investments held in the Rabbi Trust.

Interest Expense

Interest expense for the three months ended June 30, 2021 decreased $6.0 million, or 39.0%, to $9.4 million, from $15.4 million in the 2020 period. The decrease was driven the impact of our interest rate swaps for the period, coupled with a lower weighted average interest rate on our term loans in the 2021 period of 2.63% compared to 2.93% in the 2020 period.

Income Tax Expense (Benefit)

For the three months ended June 30, 2021, Income tax expense was $9.5 million, compared to an Income tax benefit of $0.3 million in the 2020 period. The change was primarily attributable to the change in the Company’s pretax income of $34.7 million in the current period compared to pretax loss of $2.7 million in the prior period.

Net Income (Loss)

For the three months ended June 30, 2021, Net income was $25.2 million, compared to a Net loss of $2.4 million in the 2020 period due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA increased $2.6 million for the three months ended June 30, 2021, to $93.6 million, from $91.0 million in the 2020 period. Adjusted EBITDA as a percentage of revenue was 13.9% and 15.0% for the three months ended June 30, 2021 and 2020, respectively. The increase in Adjusted EBITDA was driven by an increase of $7.3 million, or 8.8% in Maintenance Services Segment Adjusted EBITDA, offset by a decrease of $3.1 million, or 14.2% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2021 increased $2.6 million to $46.6 million, from $44.0 million in the 2020 period due to the changes noted above.

Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020

Net Service Revenues

Net service revenues for the nine months ended June 30, 2021 increased $142.0 million, or 8.2%, to $1,879.9 million, from $1,737.9 million in the 2020 period. The increase was driven by increases in Maintenance Services revenues of $189.7 million offset by decreases in Development Services revenues of $47.2 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the nine months ended June 30, 2021 increased $39.0 million, or 9.0%, to $470.7 million, from $431.7 million in the 2020 period. The increase in gross profit was driven by the increase in Maintenance Services revenue as described further below in the Segment Results, coupled with the prior year impact of an $18.3 million charge to Cost of services provided which was recorded in the third quarter of fiscal 2020 associated with the Company’s self-insured liability. The favorable impact of these items was partially offset by an increase in labor, subcontractor and material costs. Gross margin for the nine months ended June 30, 2021 increased to 25.0%, from 24.8% in the 2020 period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended June 30, 2021 decreased $14.6 million, or 3.8%, to $374.4 million, from $389.0 million in the 2020 period. The decrease was primarily attributable to the prior year impact of a $5.8 million charge to Selling, general and administrative expense recorded in the third quarter of fiscal 2020 associated with the Company’s self-insured liability, a $3.6 million decrease in offering related fees, a $3.0 million reduction in severance and related costs, a $2.7 million reduction in professional fees due to targeted cost containment actions, and a $2.7 million decrease in stock compensation and related taxes, offset by an increase of $6.2 million in expenses related to the Company’s response to the COVID-19 pandemic. As a percentage of revenue, Selling, general and administrative expense decreased 250 basis points for the nine months ended June 30, 2021 to 19.9%, from 22.4% in the 2020 period.

Amortization Expense

Amortization expense for the nine months ended June 30, 2021 decreased $1.6 million, or 3.9%, to $39.0 million, from $40.6 million in the 2020 period. The decrease was principally due to a $6.6 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by a $5.0 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income

Other income was $2.8 million for the nine months ended June 30, 2021, an increase of $2.4 million from $0.4 million in the 2020 period driven by an increase in gains on investments held in the Rabbi Trust.

Interest Expense

Interest expense for the nine months ended June 30, 2021 decreased $17.4 million, or 34.9%, to $32.5 million, from $49.9 million in the 2020 period. The decrease was driven by a lower weighted average interest rate on our term loans in the 2021 period of 2.66% compared to 3.78% in the 2020 period, coupled with the impact of our interest rate swaps for the period.

Income Tax Expense (Benefit)

For the nine months ended June 30, 2021 Income tax expense was $8.1 million, compared to an Income tax benefit of $11.9 million in the 2020 period. The change was primarily attributable to the change in the Company's pretax income of $27.6 million in the current period compared to a pretax loss of $47.4 million in the prior period.

Net Income (Loss)

For the nine months ended June 30, 2021, net income increased $55.0 million, to $19.5 million, from a net loss of $35.5 million in the 2020 period due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA increased $31.2 million for the nine months ended June 30, 2021, to $212.8 million, from $181.6 million in the 2020 period. Adjusted EBITDA as a percentage of revenue was 11.3% and 10.4% in the nine months ended June 30, 2021 and 2020, respectively. The increase in Adjusted EBITDA was driven by an increase of $40.8 million, or 23.8% in Maintenance Services Segment Adjusted EBITDA, partially offset by a decrease of $8.5 million, or 15.4% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the nine months ended June 30, 2021 increased $30.2 million to $86.7 million, from $56.5 million in the 2020 period due to the changes noted above.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Adjusted EBITDA
Net income (loss)	$25.2	$(2.4)	$19.5	$(35.5)
Plus:
Interest expense, net	9.4	15.4	32.5	49.9
Income tax expense (benefit)	9.5	(0.3)	8.1	(11.9)
Depreciation expense	21.3	20.9	63.6	60.4
Amortization expense	12.6	13.6	39.0	40.6
Establish public company financial reporting compliance (a)	—	—	—	0.9
Business transformation and integration costs (b)	7.2	8.2	20.0	25.8
Offering-related expenses (c)	0.3	2.6	0.5	4.1
Equity-based compensation (d)	5.3	4.9	15.5	18.2
COVID-19 related expenses (e)	2.8	4.0	14.1	5.0
Changes in self-insured liability estimates (f)	—	24.1	—	24.1
Adjusted EBITDA	$93.6	$91.0	$212.8	$181.6
Adjusted Net Income
Net income (loss)	$25.2	$(2.4)	$19.5	$(35.5)
Plus:
Amortization expense	12.6	13.6	39.0	40.6
Establish public company financial reporting compliance (a)	—	—	—	0.9
Business transformation and integration costs (b)	7.2	8.2	20.0	25.8
Offering-related expenses (c)	0.3	2.6	0.5	4.1
Equity-based compensation (d)	5.3	4.9	15.5	18.2
COVID-19 related expenses (e)	2.8	4.0	14.1	5.0
Changes in self-insured liability estimates (f)	—	24.1	—	24.1
Income tax adjustment (g)	(6.8)	(11.0)	(21.9)	(26.7)
Adjusted Net Income	$46.6	$44.0	$86.7	$56.5
Free Cash Flow
Cash flows from operating activities	$50.0	$76.2	$133.4	$161.9
Minus:
Capital expenditures	16.8	10.8	44.7	45.9
Plus:
Proceeds from sale of property and equipment	4.1	1.1	7.5	3.8
Free Cash Flow	$37.3	$66.5	$96.2	$119.8

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Severance and related costs	$0.1	$2.7	$0.3	$3.3
Business integration (h)	3.4	1.8	9.2	10.6
IT infrastructure, transformation, and other (i)	3.7	3.7	10.5	11.9
Business transformation and integration costs	$7.2	$8.2	$20.0	$25.8

(c)
Represents transaction related expenses incurred for IPO related litigation and completed or contemplated subsequent registration statements.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Tax impact of pre-tax income adjustments	$6.9	$5.3	$21.6	$20.8
Discrete tax items	(0.1)	5.7	0.3	5.9
Income tax adjustment	$6.8	$11.0	$21.9	$26.7

(h)
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
(i)
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

Segment Results for the Three Months Ended June 30, 2021 and 2020

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended June 30,		Percent Change
(In millions)	2021	2020	2021 vs. 2020
Net Service Revenues	$524.6	$456.3	15.0%
Segment Adjusted EBITDA	$90.6	$83.3	8.8%
Segment Adjusted EBITDA Margin	17.3%	18.3%	(100) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended June 30, 2021 increased by $68.3 million, or 15.0%, from the 2020 period. The increase was primarily driven by a $52.8 million increase in commercial landscape services underpinned by a combination of contract and ancillary services growth, as well as an $18.0 million revenue contribution from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2021 increased by $7.3 million to $90.6 million from $83.3 million in the 2020 period. The increase in Segment Adjusted EBITDA was principally driven by the increase in Maintenance Services revenues discussed above. Segment Adjusted EBITDA Margin decreased 100 basis points, to 17.3%, in the three months ended June 30, 2021, from 18.3% in the 2020 period, primarily due to higher material costs and increased labor costs inclusive of the Juneteenth company holiday introduced in June 2021.

Development Services Segment Results

	Three Months Ended June 30,		Percent Change
(In millions)	2021	2020	2021 vs. 2020
Net Service Revenues	$150.3	$152.8	(1.6)%
Segment Adjusted EBITDA	$18.7	$21.8	(14.2)%
Segment Adjusted EBITDA Margin	12.4%	14.3%	(190) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended June 30, 2021 decreased $2.5 million, or 1.6%, compared to the 2020 period. The decrease in Development Services revenues was principally driven by an $11.6 million reduction due to reduced backlog as a result of the COVID-19 pandemic, coupled with a $5.9 million reduction due to the sale of BrightView Tree Company in September 2020, partially offset by a $14.9 million revenue contribution from acquired businesses.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2021 decreased $3.1 million, to $18.7 million, compared to the 2020 period. Segment Adjusted EBITDA Margin decreased 190 basis points, to 12.4% for the quarter from 14.3% in the 2020 period. Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin decreased due to the decrease in net service revenues described above coupled with higher material costs, partially offset by a decrease in Selling, general, and administrative expenses due to cost containment actions.

Segment Results for the Nine Months Ended June 30, 2021 and 2020

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Nine Months Ended June 30,		Percent Change
(In millions)	2021	2020	2021 vs. 2020
Net Service Revenues	$1,478.4	$1,288.7	14.7%
Segment Adjusted EBITDA	$212.5	$171.7	23.8%
Segment Adjusted EBITDA Margin	14.4%	13.3%	110 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the nine months ended June 30, 2021 increased by $189.7 million, or 14.7%, from the 2020 period. Revenues from snow removal services were $285.2 million, an increase of $122.1 million over the 2020 period, and revenues from landscape services were $1,193.2 million, an increase of $67.6 million over the 2020 period. The increase in snow removal services was primarily attributable to the increased frequency of snowfall events and the higher relative snowfall in the nine months ended June 30, 2021 compared to the prior year period. The increase in landscape services revenues was driven by a $53.2 million revenue contribution from acquired businesses and a $16.8 million increase in commercial landscape services underpinned by a combination of contract and ancillary services growth.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2021 increased $40.8 million, to $212.5 million, compared to $171.7 million in the 2020 period. Segment Adjusted EBITDA Margin increased 110 basis points, to 14.4%, in the nine months ended June 30, 2021, from 13.3% in the 2020 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by the increase in net service revenues described above and a decrease in Selling, general, and administrative expenses due to cost containment actions.

Development Services Segment Results

	Nine Months Ended June 30,		Percent Change
(In millions)	2021	2020	2021 vs. 2020
Net Service Revenues	$404.7	$451.9	(10.4)%
Segment Adjusted EBITDA	$46.6	$55.1	(15.4)%
Segment Adjusted EBITDA Margin	11.5%	12.2%	(70) bps

Development Services Net Service Revenues

Development Services net service revenues for the nine months ended June 30, 2021 decreased $47.2 million, or 10.4%, compared to the 2020 period. The decrease in Development Services revenues was principally driven by a $58.2 million reduction due to reduced backlog as a result of the COVID-19 pandemic, partially offset by a $29.6 million revenue contribution from acquired businesses. In addition, the sale of BrightView Tree Company in September 2020 reduced net service revenues by $18.6 million for the nine months ended June 30, 2021.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2021 decreased $8.5 million, to $46.6 million, compared to the 2020 period. Segment Adjusted EBITDA Margin decreased 70 basis points to 11.5% in the nine months ended June 30, 2021, from 12.2% in the 2020 period. Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin decreased due to the decrease in net service revenues described above, partially offset by a decrease in Selling, general, and administrative expenses due to cost containment actions.

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

(In millions)	June 30, 2021	September 30, 2020
Cash and cash equivalents	$125.0	$157.1
Short-term borrowings and current maturities of long-term debt	10.4	12.3
Long-term debt	1,121.8	1,127.5
Total debt, net	$1,132.2	$1,139.8

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended June 30,
(In millions)	2021	2020
Operating activities	$133.4	$161.9
Investing activities	$(143.0)	$(127.6)
Financing activities	$(22.5)	$16.5
Free Cash Flow (1)	$96.2	$119.8

(1)
See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2021 decreased $28.5 million, to $133.4 million, from $161.9 million in the 2020 period. This decrease was due to a reduction in the cash provided by accounts receivable, unbilled and deferred revenue, and accounts payable and other operating liabilities, partially offset by an increase in cash provided by other operating assets.

Cash Flows used in Investing Activities

Net cash used in investing activities increased $15.4 million to $143.0 million for the nine months ended June 30, 2021 from $127.6 million in the 2020 period. The increase was driven by cash used for acquisitions of $106.2 million for the nine months ended June 30, 2021 compared to $86.5 million in the 2020 period, an increase of $19.7 million. Offsetting this was an increase of $3.7 million in proceeds from sale of property and equipment and a decrease of $1.2 million in cash used for capital expenditures.

Cash Flows (used) provided in Financing Activities

Net cash flows used in financing activities of $22.5 million for the nine months ended June 30, 2021 included proceeds from our Receivables Financing Agreement of $24.0 million, offset by debt repayments of $32.4 million and repayments of finance lease obligations of $12.3 million.

Net cash flows provided by financing activities of $16.5 million for the nine months ended June 30, 2020 included proceeds from our Receivables Financing Agreement of $80.0 million and proceeds from our Revolving Credit Facility of $70.0 million drawn principally in response to the COVID-19 pandemic of which $50.0 million and $70.0 million, respectively, were repaid during the period. Additionally term loan repayments of $7.8 million and finance lease obligations repayments of $6.3 million were made during the period.

Free Cash Flow

Free Cash Flow decreased $23.6 million to $96.2 million for the nine months ended June 30, 2021 from $119.8 million in the 2020 period. The decrease in Free Cash Flow was due to a decrease in cash provided by operating activities, as described above.

Working Capital

(In millions)	June 30, 2021	September 30, 2020
Net Working Capital:
Current assets	$644.4	$633.1
Less: Current liabilities	501.9	450.1
Net working capital	$142.5	$183.0

Net working capital is defined as current assets less current liabilities. Net working capital decreased $40.5 million to $142.5 million at June 30, 2021, from $183.0 million at September 30, 2020, primarily driven by a decrease in cash and cash equivalents of $32.1 million, an increase in accounts payable of $28.4 million, and an increase in accrued expenses and other current liabilities of $22.3 million. This was partially offset by an increase in accounts receivable, net of $46.3 million.

Description of Indebtedness

As of June 30, 2021, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

During the nine months ended June 30, 2021, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2020 in our Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021 at a reasonable assurance level.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: August 5, 2021	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)