Form 10-K
period 2021-09-30
BrightView Holdings, Inc.
filed 2021-11-17
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

As of March 31, 2021, the last day of the Registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $687.4 million, based on the number of shares held by non-affiliates as of March 31, 2021 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2021 was 105,200,000.

DOCUMENTS INCORPORATED BY REFERENCE

i

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 8, 2022, are incorporated by reference into Part III of this Report.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under the heading “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Some of the key factors that could cause actual results to differ from our expectations include those described below under “Summary of Risk Factors.”

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

Summary of Risk Factors

The following is a summary of the principal risks that could materially adversely affect our business, financial condition, results of operations and cash flows. You should read this summary together with the more detailed description of each risk contained below.

Risks Related to Our Business

•
Our business is affected by general business, financial market and economic conditions.
•
The COVID-19 pandemic has impacted and will likely continue to impact our business.
•
Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve.
•
Our business success depends on our ability to preserve long-term customer relationships.
•
We may be adversely affected if customers reduce their outsourcing.
•
Due to our operation across the United States, our operations may be materially adversely affected by inconsistent practices.
•
We may not successfully implement our business strategies, including achieving our growth objectives.
•
Future acquisitions or other strategic transactions could negatively impact our business.
•
Seasonality affects the demand for our services and our results of operations and cash flows.
•
Our operations are impacted by weather conditions and climate change.
•
Increases in raw material costs, fuel prices, wages and other operating costs, and changes in our ability to source adequate supplies and materials in a timely manner, could adversely impact our business.
•
If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are awarded to us, we may achieve lower than anticipated profits.
•
Our landscape development services have been, and may be, adversely impacted by fluctuations or declines in the new commercial construction sector, as well as in spending on repair and upgrade activities.

•
Our results of operations for our snow removal services depend primarily on the level, timing and location of snowfall.
•
Our success depends on our executive management and other key personnel.
•
Our future success depends on our ability to attract, retain and maintain positive relations with workers.
•
Our business could be adversely affected by improper verification of employment eligibility.
•
Our use of subcontractors to perform work under certain customer contracts exposes us to liability and financial risk.
•
A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that additional assets are impaired.
•
If we fail to comply with legal or regulatory requirements, we could become subject to lawsuits, investigations and other restrictions on our operations.
•
Compliance with environmental, health and safety laws and regulations, as well as the risk of potential litigation, could result in significant costs.
•
Adverse judgments or settlements resulting from proceedings relating to our business operations could materially adversely affect our business.
•
Our employees use dangerous equipment, and an increase in accidents resulting from the use of such equipment could negatively affect our reputation, results of operations and financial position.
•
Any failure, inadequacy, interruption, security failure or breach of our information technology systems could harm our ability to effectively operate our business.
•
We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Risks Related to Our Indebtedness

•
Our substantial indebtedness could adversely affect our financial condition.
•
Our debt agreements contain restrictions that limit our flexibility in operating our business.
•
We may be unable to generate sufficient cash flow to satisfy our significant debt obligations.
•
We and our subsidiaries may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities.
•
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt obligations to increase significantly.
•
If the financial institutions that are part of the syndicate of our Revolving Credit Facility fail to extend credit under our facility or reduce the borrowing base under our Revolving Credit Facility, our liquidity and results of operations may be adversely affected.
•
We will be exposed to risks related to counterparty credit worthiness or non-performance of the derivative financial instruments we utilize.

Risks Related Ownership of Our Common Stock

•
Future sales, or the perception of future sales, by us or our existing stockholders, could cause the market price for our common stock to decline.
•
KKR BrightView Aggregator L.P. and MSD Partners have the ability to exert significant influence over us and their interests may conflict with ours or yours in the future.
•
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•
Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
•
Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters.

v

General Risk Factors

•
Natural disasters, terrorist attacks and other external events could adversely affect our business.
•
Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
•
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
•
Maintaining the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified Board members.
•
Failure to comply with requirements to maintain effective internal controls could have a material adverse effect on our business and stock price.

PART I

Item 1. Business

BrightView Holdings, Inc. is a holding company that conducts substantially all of its activity through its direct, wholly-owned operating subsidiary, BrightView Landscapes, LLC (“BrightView”) and its consolidated subsidiaries. The holding company and BrightView are collectively referred to on Form 10-K (the “Annual Report”) as “we,” “us,” “our,” “ourselves,” “Company,” or “BrightView.” The Company was formed through a series of transactions entered into by Kohlberg Kravis Roberts & Co. Inc. (“KKR”) to acquire the Company on December 18, 2013 (“the KKR Acquisition”). KKR and affiliates of MSD Partners, L.P. (“MSD Partners”), collectively referred to herein as the “Sponsors,” controlled a majority of the voting power of the Company’s common stock through May 13, 2021. On May 14, 2021, in accordance with the terms of the Stockholders Agreement, MSD Partners notified the Company of its election to terminate (i) its right to nominate a director pursuant to Section 2.1(a) of the Stockholders Agreement and (ii) the voting agreement pursuant to Section 2.1(j) of the Stockholders Agreement, effective immediately. As a result, the Company no longer qualifies as a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 7 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services, ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 280 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

As the number one player in the highly attractive and growing $74 billion commercial landscape maintenance and snow removal market, we believe our size and scale present several compelling value propositions for our customers, and allow us to offer a single-source landscaping services solution to a diverse group of commercial customers across all 50 U.S. states. We serve a broad range of end market verticals, including corporate and commercial properties, Homeowners Associations (HOAs), public parks, hotels and resorts, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. We are also the Official Field Consultant for Major League Baseball. Our diverse customer base includes approximately 9,000 office parks and corporate campuses, 8,000 residential communities, and 550 educational institutions. We believe that due to our unmatched geographic scale and breadth of service offerings, we are the only commercial landscaping services provider able to service clients whose geographically disperse locations require a broad range of landscaping services delivered consistently and with high quality. Our top ten customers accounted for approximately 15% of our fiscal 2021 revenues, with no single customer accounting for more than 3% of our fiscal 2021 revenues.

Our business model is characterized by stable, recurring revenues, a scalable operating model, strong operating margins, limited capital expenditures and low working capital requirements that together generate significant Free Cash Flow. For the year ended September 30, 2021, we generated net service revenues of $2,553.6 million, net income of $46.3 million and Adjusted EBITDA of $302.3 million, with a net income margin of 1.8% and an Adjusted EBITDA margin of 11.8%.

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

(1) Reflects the fiscal year ended September 30, 2021.

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

For the year ended September 30, 2021, in Maintenance Services, we generated net service revenues of $1,982.9 million, including $284.9 million from snow removal services, and Segment Adjusted EBITDA of $299.6 million, with a Segment Adjusted EBITDA Margin of 15.1%.

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

We perform our services across the full spectrum of project sizes, with landscape development projects generally ranging from $100,000 to over $10 million, with an average size of approximately $1.3 million.

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

For the year ended September 30, 2021, in Development Services, we generated net service revenues of $574.9 million and Segment Adjusted EBITDA of $65.2 million, with a Segment Adjusted EBITDA Margin of 11.3%.

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

Market Opportunity

Commercial Landscaping Services Industry

The landscape services industry consists of landscape maintenance and development services, as well as a number of related ancillary services such as tree care and snow removal, for both commercial and residential customers. BrightView operates only within the commercial sectors of each of the landscape maintenance, landscape development and snow removal industries. In 2021, commercial landscape maintenance, including snow removal, represents a $74 billion industry that is characterized by a number of attractive market drivers. The industry benefits from commercial customers’ need to provide consistently accessible and aesthetically-pleasing environments. Due to the essential and non-discretionary need of these recurring services, the commercial landscape maintenance services and snow removal services industries have exhibited, and are expected to continue to exhibit, stable and predictable growth.

Highlighting the consistency of this growth, the combined industry is expected to grow at a 1.9% CAGR from 2016 through 2025, as depicted in the chart below:

Growth in the U.S. Commercial Landscaping and Snow Removal Services Industry (US$ in billions) (1)

(1) Source: IBISWORLD-Landscaping Services in the U.S. (March 2021) IBISWorld—Snowplowing Services in the U.S. (April 2021). Presents commercial landscaping services and commercial snowplowing services as a share of the overall U.S. market at rates constant with IBISWorld figures for 2021.

In addition to its stable characteristics, the industry is also highly fragmented. Despite being the largest provider of commercial landscaping services, we currently hold only a 2.7% market share, representing a significant opportunity for future consolidation. According to the 2021 IBISWorld Report, there are over 600,000 enterprises providing landscape maintenance services in the United States. Approximately three-quarters of the industry participants are classified as sole proprietors, with a limited set of companies having the capabilities to deliver sophisticated, large-scale landscaping services or operate regionally or nationally. The chart below illustrates the segmentation of the landscape maintenance industry and highlights BrightView’s coverage of the non-residential sectors of the industry:

(1)
Source: IBISWorld-Landscaping Services in the U.S. (March 2021)
(2)
Source: IBISWorld-Snowplowing Services in the U.S. (April 2021)

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
•
Growth of Private Non-residential Construction. Over the next five years, the overall U.S. landscape maintenance industry is projected to be supported by rising construction and economic activity. According to the 2021 IBISWorld Report, private non-residential construction is forecasted to grow at an annualized rate of 2.0% over the five years leading to 2026. We believe growth in commercial construction promotes growth in commercial landscape maintenance and development services.

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

Our maintenance services model is grounded in our branch network. For example, a representative maintenance services branch typically serves 50-150 customers across 200-300 sites, generating between $4 million and $14 million in annual revenues. Each branch is led by a branch manager, who focuses on performance drivers, such as customer satisfaction, crew retention, safety and tactical procurement. Branch managers are supported by account managers, who focus on managing crew leaders, customer retention and sales of landscape enhancement services. In addition to our network of branch managers and account managers, our platform is differentiated by a highly experienced team of operational senior vice presidents and vice presidents, organized regionally, with an average tenure of 15 years. These team members are responsible for leading, teaching and developing branch managers as well as maintaining adherence to key operational strategies. Our senior operating personnel also foster a culture of engagement and emphasize promotion from within, which has played a key role in making BrightView the employer of choice within the broader landscape maintenance industry.

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

Our Development Services organization is centered around 40 branch locations strategically located in large metropolitan areas with supportive demographics for growth and real estate development. Certain facilities used by our Development Services segment are shared or co-located with our Maintenance organization. Our Development Services branch network is supported by three design centers, as well as centralized support functions similar to our Maintenance Services organization.

Human Capital

Employees

As of September 30, 2021, we had a total of approximately 20,500 employees, including seasonal workers, consisting of approximately 19,800 full-time and approximately 700 part-time employees in our two business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the spring and summer seasons, which correspond with our third and fourth fiscal quarters. The approximate number of full-time employees by segment, as of September 30, 2021, is as follows: Maintenance Services: 17,000; Development Services: 2,500. In addition, our corporate staff is approximately 300 employees. Approximately 6% of our employees are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory. Historically, we have used, and expect to continue to use in the future, a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. We employed approximately 2,100 seasonal workers in 2021, and approximately 1,100 seasonal workers in 2020, through the H-2B visa program.

Safety

We care about our employees and we believe that our commercial success is linked to a safe and healthy workforce. We strive for zero injuries and an incident-free workplace and have achieved significant progress towards this goal through risk reduction activities, safety audits, and more effective safety observation programs. Our care and concern for employee wellbeing is enhanced by the BrightView Landscapes Foundation, a nonprofit organization used to support employees during periods of personal and financial stress. Demonstrating our commitment to safety, beginning in March 2020, we mobilized our response to COVID-19 pandemic. In addition to adhering to or exceeding local government mandates and guidance provided by health authorities, we proactively implemented quarantine protocols, social distancing policies, working from home arrangements, travel suspensions, frequent and extensive disinfecting of our workspaces, and provision of personal protective equipment.

Compensation

Our compensation philosophy is designed to offer a compensation program that enables us to attract, motivate, reward and retain high-caliber employees who are capable of creating and sustaining value for our stockholders over the long-term and to design compensation and benefit programs that provide a fair and competitive compensation opportunity in order to appropriately reward employees for their contributions to our success. Among other things, we offer comprehensive health and wellness plans, retirement savings plans, and the opportunity to earn short-term and long-term incentive awards to eligible employees.

Training

We are committed to developing and unlocking the potential of our people and we make significant investments in training and professional development. BrightView University, our learning and development platform, underpins the development of leadership and professional skills.

Diversity, Equity and Inclusion

We are committed to creating and sustaining a diverse workplace that understands and values individual differences across demographics, experiences and perspectives. We want to ensure that collaborative and respectful business practices in a performance-based, supportive environment enable every employee to realize his/her/their career ambitions.

Competition

Although the United States landscaping, snow removal and landscape design and development industries have experienced some consolidation, there is significant competition in all the areas that we serve, and such competition varies across geographies. In our Maintenance Services segment, most competitors are smaller local and regional firms; however, we also face competition from other large national firms such as TrueGreen Inc., The Davey Tree Expert Company and Bartlett Tree Experts. In our Development Services segment, competitors are generally smaller local and regional firms. We believe that the primary competitive factors that affect our operations are quality, service, experience, breadth of service offerings and price. We believe that our ability to compete effectively is enhanced by the breadth of our services and the technological tools used by our teams as well as our nationwide reach.

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

Intellectual Property

We, primarily through our subsidiaries, hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that we deem particularly important to each of our businesses. As of September 30, 2021, we had marks that were protected by registration (either by direct registration or by treaty) in the United States.

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

Environmental Matters

Our businesses are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, the Oil Pollution Act and the Clean Water Act, each as amended. Among other things, these laws and regulations regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, handling and management of hazardous substances and wastes and the registration, use, notification and labeling of pesticides, herbicides and fertilizers, and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by us or prior owners or operators, at sites we currently own, lease or operate, customer sites or third-party sites to which we sent wastes. During fiscal 2021, there were no material capital expenditures for environmental control facilities.

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

In 2019 we invested in a Customer Relationship Management, or CRM, system for our account managers in the Maintenance Services segment. Among other benefits, the CRM system is accessible on mobile devices and enables account managers to spend more time with their customers, enhancing the quality of those relationships and supporting long-term customer retention.

Sales and Marketing

Our sales and marketing efforts are focused on both developing new customers and increasing penetration at existing customers. We primarily sell our services to businesses, commercial property managers, general contractors and landscape architects through our professionally trained core sales force. We have a field-based sales approach driven by our growing team of more than 170 business developers that are focused on winning new customers at a local level. We also have a separate 21-member sales team that is focused on targeting and capturing high-value, high-margin opportunities, including national accounts. Within our Maintenance Services segment, every customer relationship is maintained by one of our more than 700+ branch-level account managers, who are responsible for ensuring customer satisfaction, tracking service levels, promoting enhancement services and driving contract renewals. We believe our decentralized approach to customer acquisition and management facilitates a high-level of customer service as local managers are empowered and incentivized to better serve customers and grow their respective businesses.

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

Fleet

Our highly visible fleet of approximately 16,000 trucks and trailers foster the strong brand equity associated with BrightView. We manage our fleet with a dedicated centralized team, as well as regional equipment managers, who together focus on compliance, maintenance, asset utilization and procurement. We believe we have the largest fleet of vehicles in the commercial landscape maintenance industry.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors as well as the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

Risks Related to Our Business

Our business is affected by general business, financial market and economic conditions, which could adversely affect our financial position, results of operations and cash flows.

Our business and results of operations are significantly affected by general business, financial market and economic conditions. General business, financial market and economic conditions that could impact the level of activity in the commercial landscape services industry include the level of commercial construction activity, the condition of the real estate markets where we operate, interest rate fluctuations, inflation, unemployment and wage levels, changes and uncertainties related to government fiscal and tax policies including change in tax rates, duties, tariffs, or other restrictions, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, the cost and availability of our supplies and equipment and the strength of regional and local economies in which we operate. New or increased tariffs may impact the costs of some of our supplies and equipment. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed and timing of the tariffs. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

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

A pandemic outbreak of a novel strain of coronavirus (COVID-19) and efforts to mitigate the health impact of the pandemic have profoundly and adversely affected economic activity. National, state and local governments have taken actions to mitigate the impact of the COVID-19 pandemic in a variety of ways, including by declaring states of emergency, issuing stay-at-home orders and ordering certain businesses to close or limit their operations. Although our Maintenance and Development operations are considered essential services, there are some jurisdictions that have periodically limited or halted our operations or the operations of the general contractors with which we work. Resurgences in the COVID-19 pandemic, including breakthrough infections among the fully vaccinated population, the adoption and effectiveness of vaccines, and the impacts of COVID-19 variants may lead governments to reinstitute restrictions and social distancing measures. Amended or future governmental orders or other restrictions may limit or prohibit our

Maintenance or Development operations in certain locations in the future. Further or re-implemented limitations could have a material adverse impact on our business, financial condition and results of operations.

In addition to limitations on our operations as a result of governmental orders or restrictions, the COVID-19 pandemic has caused and will likely continue to cause disruptions to our business and operations as a result of social distancing measures, restrictions on or consumer reluctance to travel and labor shortages as a result of illness and possible delays in H2-B visa processing in connection with government orders and regulations related to immigration. In addition, the COVID-19 pandemic has caused and may continue to cause disruptions in the business and operations of the general contractors with which we work and our suppliers. We may be unable to timely obtain the supplies we need to provide our services, which could have a material adverse impact on our ability to operate our business. As a result, we may lose business opportunities, have reduced revenues or have difficulty collecting payments from clients, which could have a material adverse impact on our business, financial condition and results of operation. The COVID-19 pandemic has resulted in reduced demand for our ancillary services which has, as a result, led to a decline in ancillary revenues. We expect ancillary revenues to continue to be adversely impacted by the pandemic. As a result of federal or other mandates that require employees to be vaccinated or be tested regularly, we may experience increased costs related to COVID-19 testing, or may experience attrition in relation to employees who do not wish to comply with the requirements of the mandate.

The COVID-19 pandemic has also resulted in material adverse national and global economic conditions that have impacted, and will continue to impact, our business. Such conditions may result in an economic recession or prolonged economic downturn, which could result in a material loss of business for the duration of the downturn. Actions taken to mitigate the pandemic and resulting economic conditions are likely to materially adversely impact our business, financial condition, results of operations and cash flows. Although we took certain actions to ensure the continuity of our business and operations, we may need to take additional actions to ensure the continuity of our business, including use of a hiring freeze, furloughing or laying off employees and taking other actions to limit expenditures. We have drawn on borrowing facilities and may need to further extend borrowings and indebtedness in order to obtain additional liquidity. The COVID-19 pandemic caused severe disruption and volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock on the NYSE experienced and may continue to experience declines and volatility which may negatively impact our ability to raise capital through the equity markets if necessary to increase our liquidity.

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

In addition, our former employees may start landscape services businesses similar to ours and compete directly with us. While we customarily sign non-competition agreements, which typically continue for one year following the termination of employment, with certain of our employees, such agreements do not fully protect us against competition from former employees and may not be enforceable depending on local law and the surrounding circumstances. Consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. Any increased competition from businesses started by former employees may reduce our market share and adversely affect our business, financial position, results of operations and cash flows.

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

Our business and growth strategies benefit from the continuation of a current trend toward outsourcing services. Customers will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain that this trend will continue or that customers that have outsourced functions will not decide to perform these functions themselves. If a significant number of our existing customers reduced their outsourcing and elected to perform the services themselves, such loss of customers could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Our operations are impacted by weather conditions and climate change.

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

Climate change may increase in the frequency, duration and severity of extreme weather events and make weather patterns change or more difficult to predict. Such changes may impede our ability to provide services or make it difficult for us to anticipate customer demand. We have made certain commitments to mitigate against climate change, but it may take us longer than expected to meet these commitments, or we may not meet them at all.

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

As a provider of snow removal services, our revenues are impacted by the frequency, amount, timing and location of snowfall in the regions in which we offer our services. A high number of snowfalls in a given season generally has a positive effect on the results of our operations. However, snowfall in the months of March, April, October and/or November could have a potentially adverse effect on ordinary course maintenance landscape services typically performed during those periods. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, Mid-Atlantic and Northeast regions of the United States) or a sustained period of reduced snowfall events in one or more of the geographic regions in which we operate will likely cause revenues from our snow removal services to decline in such year, which in turn may adversely affect our revenues, results of operations and cash flow. In the past ten- and thirty-year periods, the regions that we service have averaged 3,187 inches and 3,350 inches of annual snowfall, respectively. However, there can be no assurance that these regions will receive seasonal snowfalls near their historical average in the future. Variability in the frequency and timing of snowfalls creates challenges associated with budgeting and forecasting for the Maintenance Services segment. Additionally, the effects of climate change may impact the frequency and total amounts of future snowfall, which could have a material adverse effect on our revenues, results of operations and cash flow.

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

Our future success and financial performance depend substantially on our ability to attract, train and retain hourly and field workers, as well as trained workers, including account, branch and regional management personnel. The landscape services industry is labor intensive, and industry participants, including us, experience high turnover rates among hourly workers and competition for qualified supervisory personnel. In addition, we, like many landscape service providers who conduct a portion of their operations in seasonal climates, employ a portion of our field personnel for only part of the year.

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 2,100 seasonal workers in 2021 and approximately 1,100 seasonal workers in 2020, through the H-2B visa program. If we are unable to hire sufficient numbers of seasonal workers, through the H-2B program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we could experience difficulty in delivering our services in a high-quality or timely manner and could experience increased recruiting, training and wage costs in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

As of September 30, 2021, we had approximately 20,500 employees, approximately 6.0% of which are represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, certain of the collective bargaining agreements we participate in require periodic contributions to multiemployer defined benefit pension plans. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from some or all of these plans as a result of our exiting certain markets or otherwise, and the relevant plans are underfunded, we may become subject to a withdrawal liability. The amount of these required contributions may be material.

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

On December 18, 2013, an affiliate of KKR indirectly acquired a controlling interest in our company and on June 30, 2014, we acquired ValleyCrest Holding Co. As a result of the KKR and ValleyCrest acquisitions, we applied the acquisition method of accounting. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our segments based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill and indefinite lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2021, the net carrying value of goodwill and other intangible assets, net, represented $2,148.4 million, or 66.4% of our total assets. A future impairment, if any, could have a material adverse effect to our financial position or results of operations. See Note 7 “Intangible Assets, Goodwill, Acquisitions and Divestitures” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

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

While we attempt to comply with all applicable laws and regulations, there can be no assurance that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures or disgorgements of the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

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

We are dependent on certain centralized automated information technology systems and networks to manage and support a variety of business processes and activities. Our ability to effectively manage our business and coordinate the sourcing of supplies, materials and products and our services depends significantly on the reliability and capacity of these systems and networks. Such systems and networks are subject to damage or interruption from power outages, telecommunications problems, data corruption, software errors, network failures, security breaches, ransomware attacks, acts of war or terrorist attacks, fire, flood and natural disasters. Our servers or cloud-based systems could be affected by physical or electronic break-ins, and computer viruses or similar disruptions may occur. A system outage may also cause the loss of important data or disrupt our operations. Our existing safety systems, data backup, access protection, user management, disaster recovery and information technology emergency planning may not be sufficient to prevent or minimize the effect of data loss or long-term network outages.

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

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information of our customers, employees and third parties. Unlawful or unauthorized activities by third parties, and failures in systems, software, encryption technology, or other tools may facilitate or result in a compromise or breach of these systems. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack, cyber-intrusion or ransomware attacks, including by computer hackers, foreign governments and cyber terrorists. Any unauthorized disclosure of confidential information could damage our reputation, interrupt our operations and could result in a violation of applicable laws, regulations, industry standards or agreements and potentially subject us to costs, penalties and liabilities The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flow. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs incurred will be fully insured.

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

We have a significant amount of indebtedness. As of September 30, 2021, we had total indebtedness of $1,141.0 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $207.7 million and $75.0 million, respectively. See Note 9 “Long-term Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Borrowings under our Credit Agreement and Receivables Financing Agreement are at variable rates of interest and expose us to interest rate risk. Moreover, borrowings under our Credit Agreement and Receivables Financing Agreement bear interest at a rate per annum of LIBOR plus a margin. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the ICE Benchmark Association (“IBA”) stated that it will cease the publication of all non-U.S. dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued on June 30, 2023. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our Credit Agreement and Receivables Financing Agreement provide for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, our ability to refinance some or all of our existing indebtedness may be impacted and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could substantially decrease the market price of our common stock. As of September 30, 2021, we had approximately 105.2 million shares of our common stock outstanding, of which approximately 63.9 million are “restricted securities” within the meaning of Rule 144. While restricted securities generally may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144, substantially all of these restricted securities can be sold without restriction pursuant to Rule 144 or pursuant with transactions covered by our effective SEC registration statements.

In addition, as of September 30, 2021, we had approximately 8.4 million shares of common stock reserved for future issuance under our incentive plans and our Employee Stock Purchase Plan.

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

KKR BrightView Aggregator L.P. and MSD Partners have the ability to exert significant influence over us and their interests may conflict with ours or yours in the future.

As of September 30, 2021, KKR BrightViewAggregator L.P. beneficially own 48.1% of our common stock and MSD Partners beneficially own 11.2% of our common stock. As a result, they will have substantial influence over the election and removal of our directors and thereby exert significant influence over our policies and operations, including the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, amendment of our certificate of incorporation and bylaws and entering into extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, KKR BrightView Aggregator L.P. and MSD Partners and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you. For example, they could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

KKR BrightView Aggregator L.P. and MSD Partners and their affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of KKR BrightView Aggregator L.P. and MSD Partners, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Sponsors and their affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

In addition, KKR BrightView Aggregator L.P. and MSD Partners and their affiliates are able to significantly influence the outcome of all matters requiring stockholder approval, including the election of our Board of Directors or acquisitions of our company. This concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low, such as that experienced in the period of July 1, 2018 to the date of this filing.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is a leased facility located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

We and our operating companies own and lease a variety of facilities primarily located in the United States, for branch and service center operations and for office, call center and storage space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than our headquarters listed above, used by each of our operating segments as of September 30, 2021. We believe that these facilities, when considered with our headquarters, are in good operating condition and suitable and adequate to support the current needs of our business.

Segment (1)	Owned Facilities	Leased Facilities
Maintenance Services	31	236
Development Services	3	13
Total	34	249

(1) 19 facilities are shared between our segments and each is counted once, in the Maintenance Services segment, to avoid double counting.

Item 3. Legal Proceedings

The information set forth in Note 14 “Commitments and Contingencies” to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “BV”. As of October 31, 2021, there were 314 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. We did not declare or pay dividends to the holders of our common stock in the year ended September 30, 2021.

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

The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Russell 2000 (“R2000”) Index and the Russell 2500 Environmental Maintenance & Security Service (“R2500 Service”) Index from June 28, 2018 (the Company’s initial day of trading) through September 30, 2021. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the R2000 Index and the R2500 Service Index assumes any dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Note: In prior reports, the Company has referenced the Russell 2500 Environmental Maintenance and Security Services Index. That index was discontinued and merged into the Russell 2500 Waste & Disposal Services Index. The graph above includes the full history for the Russell 2500 Waste & Disposal Services Index.

Item 6. Removed and Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

This section of this Form 10-K generally discusses the fiscal years ended September 30, 2021 and 2020 items and year to year comparisons between the fiscal years ended September 30, 2021 and 2020. The discussion around results of operations for the fiscal year ended September 30, 2019 and a comparison of our results for the fiscal years ended September 30, 2020 and 2019 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2020, filed with the SEC on November 18, 2020 and is incorporated by reference herein (Fiscal Year Ended September 30, 2020 10-K).

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 7 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 280 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

Components of Our Revenues and Expenses

Net Service Revenues

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30-90 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient, defined within Note 4 “Revenue” to our audited consolidated financial statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services. When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed. Fees for enhancement services are typically billed as the services are performed.

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

Income Tax Expense (Benefit)

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

How We Assess the Performance of our Business

We manage operations through the two operating segments described above. In addition to our GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”), and Free Cash Flow.

We believe Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net (loss) income before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net Income is defined as net income (loss) including interest and depreciation, and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net Income divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

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

Management regularly uses these measures as tools in evaluating our operating performance, financial performance and liquidity, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and capital investments. Management uses Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Free Cash Flow to supplement comparable GAAP measures in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. In addition, we believe that Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Free Cash Flow are frequently used by investors and other interested parties in the evaluation of issuers, many of which also present Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Free Cash Flow when reporting their results in an effort to facilitate an understanding of their operating and financial results and liquidity. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are provided in addition to, and should not be considered as alternatives to, net income (loss) or any other performance measure derived in accordance with GAAP, and Free Cash Flow is provided in addition to, and should not be considered as an alternative to, cash flow from operating activities or any other measure derived in accordance with GAAP as a measure of our liquidity. Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

We have a significant presence in geographies that have a year-round growing season, which we refer to as our evergreen markets. Such markets require landscape maintenance services twelve months per year. In markets that do not have a year-round growing season, which we refer to as our seasonal markets, the demand for our landscape maintenance services decreases during the winter months. Typically, our revenues and net income have been higher in the spring and summer seasons, which correspond with our third and fourth fiscal quarters of our fiscal year ended September 30. The lower level of activity in seasonal markets during our first and second fiscal quarters is partially offset by revenue from our snow removal services. Such seasonality causes our results of operations to vary from quarter to quarter.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. Since October 1, 2020, we have acquired eight businesses with approximately $158.6 million of aggregate annualized revenue, for aggregate consideration of $110.4 million, net of cash acquired. We anticipate incurring integration related costs in respect of these acquisitions of $9.2 million, of which $6.2 million had been incurred as of September 30, 2021, with the remainder to be incurred in fiscal 2022. Additionally, we incurred $7.8 million of integration costs during fiscal 2021 related to acquisitions completed prior to fiscal 2021. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

COVID-19 Update

The impact of the COVID-19 pandemic and related economic conditions on the Company’s results continue to be highly uncertain and outside the Company’s control. Although our Maintenance and Development operations are considered essential services, future governmental orders or other restrictions may limit, restrict or prohibit operations in the future. Further limitations could have a material adverse impact on our business, financial condition and results of operations. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the fourth quarter of 2021 may not be indicative of the Company’s future results. We have experienced and may experience a loss in revenue as a result of restrictions on our ability to operate our business. In addition, the economic deterioration resulting from the impacts of the COVID-19 pandemic will likely continue to negatively impact our results of operations and financial condition. Although optimism for an economic recovery has increased in the fourth quarter of fiscal 2021, the degree of the impact on our business continues to be unpredictable as it will depend on factors such as the duration and spread of COVID-19, including new variants; the extent of vaccinations, vaccine mandates, the cost of complying with such mandates, and the extent to which a mandate impacts our workforce, including employee recruiting and attrition; inflationary pressures and increased costs for materials; and the timing and success of the reopening of the economy. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Fiscal Year Ended September 30,
(In millions)	2021	2020
Net service revenues	$2,553.6	$2,346.0
Cost of services provided	1,902.8	1,750.7
Gross profit	650.8	595.3
Selling, general and administrative expense	508.0	527.4
Amortization expense	52.3	55.8
Income from operations	90.5	12.1
Other income	2.7	1.3
Interest expense	42.3	64.6
Income (loss) before income taxes	50.9	(51.2)
Income tax expense (benefit)	4.6	(9.6)
Net income (loss)	$46.3	$(41.6)
Adjusted EBITDA(1)	$302.3	$271.6
Adjusted Net Income (1)	$126.3	$94.7
Cash flows from operating activities	$148.4	$245.1
Free Cash Flow(1)	$96.7	$197.2

(1) See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal Year Ended September 30, 2021 compared to Fiscal Year Ended September 30, 2020

Net Service Revenues

Net service revenues for the fiscal year ended September 30, 2021 increased $207.6 million, or 8.8%, to $2,553.6 million, from $2,346.0 million in the 2020 period. The increase was driven by increases in Maintenance Services revenues of $253.5 million partially offset by a decrease in Development Services revenues of $45.4 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the fiscal year ended September 30, 2021 increased $55.5 million, or 9.3%, to $650.8 million, from $595.3 million in the 2020 period. Additionally, gross margin increased 10 basis points to 25.5% for the fiscal year ended September 30, 2021, from 25.4% in the 2020 period. The increase in gross profit was driven by the increase in revenues described above. This was partially offset by an increase in sub-contractor costs due principally to the increased snowfall experienced in the first half of the fiscal year, and by an increase in labor and material costs as a result of the increase in revenues described above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the fiscal year ended September 30, 2021 decreased $19.4 million, or 3.7%, to $508.0 million, from $527.4 million in the 2020 period. This decrease was largely driven by a decrease of $22.2 million related to the sale of BrightView Tree Company in fiscal 2020, consisting principally of a goodwill impairment of $15.5 million and a loss on sale of $5.7 million. Additionally, in fiscal 2021, stock based compensation decreased $4.0 million. This was offset by an increase of $6.3 million for salaries and other employee related expenses, driven primarily by acquisitions. As a percentage of revenue, selling, general and administrative expense decreased 260 basis points for the fiscal year ended September 30, 2021 to 19.9%, from 22.5% in the 2020 period.

Amortization Expense

Amortization expense for the fiscal year ended September 30, 2021 decreased $3.5 million, or 6.3%, to $52.3 million, from $55.8 million in the 2020 period. The decrease was principally due to an $8.9 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, partially offset by a $5.3 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income (Expense)

Other income was $2.7 million for the fiscal year ended September 30, 2021 compared to $1.3 million of income in the 2020 period. The $1.4 million increase was due to a gain on investments held in the Rabbi Trust.

Interest Expense

Interest expense for the fiscal year ended September 30, 2021 decreased $22.3 million, or 34.5%, to $42.3 million, from $64.6 million in the 2020 period. The decrease was driven by a lower weighted average interest rate on our term loans in the 2021 period of 2.65% compared to 3.51% in the 2020 period, coupled with the impact of our interest rate swaps for the period.

Income Tax Expense (Benefit)

For the fiscal year ended September 30, 2021, Income tax expense was $4.6 million, compared to an Income tax benefit of $9.6 million in the 2020 period. The change to an income tax expense from an income tax benefit is primarily attributable to the Company’s pretax income of $50.9 million in the current period compared to pretax loss of $51.2 million in the prior period. The increase in the tax expense is partially offset by the tax benefit from the CARES Act.

Net Income (Loss)

For the fiscal year ended September 30, 2021, net income increased by $87.9 million, to $46.3 million, from a net loss of $41.6 million in the 2020 period. The increase in net income was primarily due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA increased $30.7 million for the fiscal year ended September 30, 2021, to $302.3 million, from $271.6 million in the 2020 period. Adjusted EBITDA as a percent of revenue was 11.8% and 11.6% for the fiscal year ended September 30, 2021 and 2020, respectively. The increase in Adjusted EBITDA was driven by an increase of $50.9 million, or 20.5% in Maintenance Services Segment Adjusted EBITDA and a decrease of $16.4 million, or 20.1% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the fiscal year ended September 30, 2021 increased $31.6 million to $126.3 million, from $94.7 million in the 2020 period due to the changes noted above.

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

Segment Results for the Fiscal Years Ended September 30, 2021 and 2020

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2021	2020	2021 vs. 2020
Net Service Revenues	$1,982.9	$1,729.4	14.7%
Segment Adjusted EBITDA	$299.6	$248.7	20.5%
Segment Adjusted EBITDA Margin	15.1%	14.4%	70 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the fiscal year ended September 30, 2021 increased by $253.5 million, or 14.7%, compared to the 2020 period. Revenues from landscape maintenance services were $1,698.0 million for the fiscal year ended September 30, 2021, an increase of $131.7 million over the 2020 period. Revenues from snow removal services were $284.9 million, an increase of $121.8 million over the 2020 period. The increase in landscape maintenance service revenues was driven by an increase in commercial landscaping revenues of $57.6 million underpinned by a combination of contract and ancillary revenue growth. In addition, acquisitions contributed $77.2 million of incremental landscape maintenance service revenues. The increase in snow removal services was primarily attributable to growth in our snow contract book of business coupled with the increased frequency of snowfall events and the higher relative snowfall compared to the 2020 period.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2021 increased $50.9 million, to $299.6 million, compared to $248.7 million in the 2020 period. Segment Adjusted EBITDA Margin increased 70 basis points, to 15.1%, in the fiscal year ended September 30, 2021, from 14.4% in the 2020 period. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were due to the increase in net service revenues described above.

Development Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2021	2020	2021 vs. 2020
Net Service Revenues	$574.9	$620.3	(7.3)%
Segment Adjusted EBITDA	$65.2	$81.6	(20.1)%
Segment Adjusted EBITDA Margin	11.3%	13.2%	(190) bps

Development Services Net Service Revenues

Development Services net service revenues for the fiscal year ended September 30, 2021 decreased $45.4 million, or 7.3%, compared to the 2020 period. The decrease in Development Services revenues was principally driven by a $70.5 million reduction due to reduced backlog as a result of the COVID-19 pandemic, partially offset by $49.8 million of revenue contributions from acquired businesses. In addition, the sale of BrightView Tree Company in September 2020 reduced net service revenues by $24.7 million for the fiscal year ended September 30, 2021.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2021 decreased $16.4 million, to $65.2 million, compared to $81.6 million in the 2020 period. Segment Adjusted EBITDA Margin decreased 190 basis points, to 11.3%, in the fiscal year ended September 30, 2021, from 13.2% in the 2020 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily due to the decrease in net service revenues described above coupled with higher material costs experienced in the second half of the fiscal year, partially offset by a decrease in Selling, general, and administrative expenses due to cost containment actions.

Non-GAAP Financial Measures

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow.

	Fiscal Year Ended September 30,
(in millions)	2021	2020
Adjusted EBITDA
Net income (loss)	$46.3	$(41.6)
Plus:
Interest expense, net	42.3	64.6
Income tax expense (benefit)	4.6	(9.6)
Depreciation expense	84.7	80.5
Amortization expense	52.3	55.8
Establish public company financial reporting compliance (a)	—	0.9
Business transformation and integration costs (b)	28.5	32.5
Offering-related expenses (c)	0.6	4.4
Equity-based compensation (d)	20.0	24.0
COVID-19 related expenses (e)	23.0	13.8
Changes in self-insured liability estimates (f)	—	24.1
Sale of tree company (g)	—	22.2
Adjusted EBITDA	$302.3	$271.6
Adjusted Net Income
Net income (loss)	46.3	(41.6)
Plus:
Amortization expense	52.3	55.8
Establish public company financial reporting compliance (a)	—	0.9
Business transformation and integration costs (b)	28.5	32.5
Offering-related expenses (c)	0.6	4.4
Equity-based compensation (d)	20.0	24.0
COVID-19 related expenses (e)	23.0	13.8
Changes in self-insured liability estimates (f)	—	24.1
Sale of tree company (g)	—	22.2
Income tax adjustment (h)	(44.4)	(41.4)
Adjusted Net Income	$126.3	$94.7
Free Cash Flow
Cash flows from operating activities	$148.4	$245.1
Minus:
Capital expenditures	61.2	52.7
Plus:
Proceeds from sale of property and equipment	9.5	4.8
Free Cash Flow	$96.7	$197.2

(a) Represents costs incurred to establish public company financial reporting compliance, including costs to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the revenue recognition standard (ASC 606 – Revenue from Contracts with Customers), and other miscellaneous costs.

(b) Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Fiscal Year Ended September 30,
(in millions)	2021	2020
Severance and related costs	$0.3	$3.8
Business integration (i)	14.0	13.4
IT infrastructure, transformation, and other (j)	14.2	15.3
Business transformation and integration costs	$28.5	$32.5

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

	Fiscal Year Ended September 30,
(in millions)	2021	2020
Tax impact of pre-tax income adjustments	$33.7	$37.9
Discrete tax items	10.7	3.5
Income tax adjustment	$44.4	$41.4

(i)
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
(j)
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

	September 30,	September 30,
(In millions)	2021	2020
Cash and cash equivalents	$123.7	$157.1
Short-term borrowings and current maturities of long-term debt	$10.4	$12.3
Long-term debt	$1,130.6	$1,127.5
Total debt	$1,141.0	$1,139.8

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

On July 17, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. On March 5, 2021, the ICE Benchmark Association (“IBA”) stated that it will cease the publication of all non-U.S. dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued on June 30, 2023. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. The Credit Agreement and the Receivables Financing Agreement each provide that the Company and the applicable administrative agent may amend such Credit Agreement or Receivables Financing Agreement, as applicable, to replace the LIBOR definition with a successor rate based on prevailing market convention, subject to notifying the lending syndicate of such change and not receiving within 5 business days of such notification written objections to such replacement rate from (i) with respect to the Receivables Financing Agreement, lenders holding at least a majority of the aggregate principal amount of commitments then outstanding thereunder or (ii) with respect to any class of loans under the Credit Agreement, lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding in such class. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Fiscal Year Ended September 30,
(In millions)	2021	2020
Operating activities	$148.4	$245.1
Investing activities	$(158.7)	$(108.8)
Financing activities	$(23.1)	$(18.3)
Free Cash Flow (1)	$96.7	$197.2

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended September 30, 2021 decreased $96.7 million, to $148.4 million, from $245.1 million in the 2020 period. This decrease was primarily due to a decrease in cash provided by net working capital, including accounts payable and other operating liabilities, accounts receivable, unbilled and deferred revenue, and other operating assets. The decrease was partially offset by an increase in cash provided by net income (loss).

Cash Flows used in Investing Activities

Net cash used in investing activities was $158.7 million in the fiscal year ended September 30, 2021, an increase of $49.9 million compared to $108.8 million for the 2020 period. This increased cash use was driven by an increase in consideration paid for acquisitions net of cash acquired of $20.1 million. Additionally proceeds from divestitures of $28.5 million were received in fiscal 2020.

Cash Flows provided by (used in) Financing Activities

Net cash flows used in financing activities of $23.1 million for the fiscal year ended September 30, 2021 consisted of finance lease obligations repayments of $20.5 million, term loan repayments of $10.4 million, offset by net proceeds from our Receivables Financing Agreement of $9.9 million.

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

Free Cash Flow

Free Cash Flow decreased $100.5 million to $96.7 million for the fiscal year ended September 30, 2021 from $197.2 million in the 2020 period. The decrease in Free Cash Flow was principally due to the decrease in cash flows from operating activities of $96.7 million as described above.

Working Capital

(In millions)	September 30, 2021	September 30, 2020
Net Working Capital:
Current assets	$710.8	$633.1
Less: Current liabilities	496.1	450.1
Net working capital	$214.7	$183.0

Net working capital is defined as current assets less current liabilities. Net working capital increased $31.7 million, to $214.7 million, at September 30, 2021, from $183.0 million at September 30, 2020, primarily driven by an increase in accounts receivable of $59.7 million, an increase in unbilled revenue of $16.6 million, and an increase of $34.8 million in other current assets, partially offset by an increase in accrued expenses and other current liabilities of $23.7 million, an increase in accounts payable by $27.6 million, and a decrease in cash and cash equivalents of $33.4 million.

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

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as accelerated principal payments. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2021, September 30, 2020, and September 30, 2019.

Revolving credit facility

The Company’s five-year $260.0 million Revolving Credit Facility matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.50% to 2.00%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 million revolving credit facility under the Credit Agreement. The Company had no outstanding balance under either facility as of September 30, 2021 and September 30, 2020. There is a quarterly commitment fee equal to either 1⁄2 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s leverage ratio. The Company had $52.3 million and $78.0 million of letters of credits issued and outstanding as of September 30, 2021 and September 30, 2020, respectively. There was no activity or outstanding balance on the Revolving Credit Facility for the year ended September 30, 2021. The interest rates on the Revolving Credit Facility and previous revolving credit facility were 2.3% and 2.5% for the years ended September 30, 2020 and 2019, respectively. During the fiscal year ended September 30, 2020, the Company borrowed and fully repaid $70.0 million against the Revolving Credit Facility.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into the Receivables Financing Agreement. The Receivables Financing Agreement provides a borrowing capacity of $175.0 million through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the “Amendment Agreement”) which increased the borrowing capacity to $200.0 million and extended the term through February 20, 2022. On February 19, 2021, the Company entered into the Second Amendment to the Receivables Financing Agreement (the "Second Amendment") which extended the term through February 20, 2024 and increased the borrowing capacity to $235.0 million through September 20, 2021 and $250.0 million thereafter. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the Accounts receivables and Unbilled revenue of the Company.

During the year ended September 30, 2021, the Company borrowed $34.5 million against the capacity and voluntarily repaid $24.6 million. During the year ended September 30, 2020, the Company borrowed and fully repaid $80.0 million against the capacity.

For additional information on our material indebtedness, including our First Lien Term Loans, Second Lien Term Loans, Series B Term Loans and Revolving Credit Facility and our outstanding borrowings under the Receivables Financing Agreement, see “Note 9 “Long-term Debt” in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of September 30, 2021, September 30, 2020, and September 30, 2019, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Contractual Obligations and Commercial Commitments

The Company’s primary contractual obligations include the payment of interest and principal on our outstanding long term debt, our operating and finance lease portfolios, and other operational purchase obligations

The Company has outstanding variable-rate debt through its Term loan and other debt instruments, which hold varying maturities. See Note 9, “Long Term Debt” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for further information, including the timing of principal and interest payments associated with the Company’s long term debt.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining non-cancellable lease terms of month to month up to 10.5 years. See Note 12 “Leases” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information, including the maturity schedule of future principal and interest payments associated with our finance and operating lease portfolios.

Purchase obligations include commitments for various products and services made in the normal course of business to meet operational requirements, including the procurement of capital assets. As of September 30, 2021, the Company had $46.5 million of operational purchase obligations, with $8.5 million payable within twelve months. These purchase obligation amounts represent only those items for which we are contractually obligated as of September 30, 2021.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the underlying net assets acquired in an acquisition. Goodwill is not amortized, but rather is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We test goodwill for impairment annually in the fourth quarter of each year using data as of July 1 of that year.

Goodwill is allocated to, and evaluated for impairment at our three identified reporting units. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit’s net assets to the fair value of the reporting unit. The Company determined fair values of each of the reporting units using a combination of the income and market multiple approaches. The estimates used in each approach include significant management assumptions, including long-term future growth rates, operating margins, discount rates and future economic and market conditions.

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

Based on our most recent annual analysis as of July 1, 2021, the fair values for all three of our reporting units exceeded the carrying values, and therefore no indicators of impairment existed for our reporting units. See Note 7 “Intangible Assets, Goodwill, Acquisitions and Divestitures” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information.

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

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30-90 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient, defined within Note 4 “Revenue” to our audited consolidated financial statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services. When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed. Fees for enhancement services are typically billed as the services are performed.

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

Prior to our IPO, our stock price was calculated based on a combination of the income and market multiple approaches. Under the income approach, specifically the discounted cash flow method, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by management and a terminal value for the residual period beyond the discrete forecast, which are discounted at an appropriate rate to estimate our enterprise value. Under the market multiple approach, specifically the guideline public company methods, we selected publicly traded companies with similar financial and operating characteristics as us and calculated valuation multiples based on the guideline public company’s financial information and market data. Subsequent to the IPO, the estimation of our stock price is no longer necessary as we rely on the market price to determine the market value of our common stock. For additional information related to the assumptions used, see Note 13 “Equity-Based Compensation” to our audited consolidated financial statements included elsewhere in Part II. Item 8 of this Form 10-K.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which removes specified exceptions and adds requirements to simplify the accounting for income taxes. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for the Company in the first quarter of fiscal 2023. The Company is in the process of evaluating the impact of ASU No. 2021-08 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk as a result of our variable rate borrowings. We manage our exposure to interest rate risk by using pay-fixed interest rate swaps as cash flow hedges of a portion of our variable rate debt. We have historically targeted hedging between 30% and 50% of the principal amount outstanding under our Term Loans.

As of September 30, 2021, we had variable rate debt outstanding of $1.15 billion at a current weighted average interest rate of 2.65%, substantially all of which was incurred under our Senior Secured Credit Facilities and the Receivables Financing Agreement. Each of these loans bears interest based on LIBOR plus a spread.

We use interest rate swaps to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted LIBOR-based interest payments. At September 30, 2021, we were a fixed rate payer on fixed-floating interest rate swap contracts that effectively fixed the LIBOR-based index used to determine the interest rates charged on our LIBOR-based variable rate borrowings. See Note 10 “Fair Value Measurements and Derivative Instruments” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Based on the debt position and hedge contracts in place as of September 30, 2021, a 100 basis point change in interest rates on our variable rate debt would result in a change to our fiscal 2021 interest expense by approximately $6.5 million inclusive of the impact from the active hedge contracts. Actual interest rates could change significantly more than 100 bps.

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

During the year ended September 30, 2021 we purchased approximately 17.1 million gallons of fuel. Based on the hedging contracts in place during fiscal 2021, a ten percent change in fuel prices would have resulted in a change of approximately $3.4 million in our annual fuel cost inclusive of the impact from the active hedge contracts.

We continue to monitor our exposure and the current pricing environment and may execute new fuel-based derivative instruments in the future. See Note 10 “Fair Value Measurements and Derivative Instruments” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain disclosure controls and procedures, which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Refer to “Opinion on Internal Control over Financial Reporting” on page F-4 herein.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 19, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 19, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 19, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 19, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 19, 2022.

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

(3) Exhibits

See the “Exhibit Index” beginning on page 53 of this Form 10-K.

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
10.1

Amended and Restated Indemnification Agreement, dated as of May 21, 2014, by and among BrightView Holdings, Inc., Kohlberg Kravis Roberts & Co. L.P. and MSD Capital, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.2

First Lien Credit Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, swingline lender and a lender, Morgan Stanley Bank N.A., as the letter of credit issuer, Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, Mizuho Bank, Ltd., KKR Capital Markets LLC, Macquarie Capital (USA) Inc., Sumitomo Mitsui Banking Corporation, and UBS Securities LLC, as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.3

Amendment to First Lien Credit Agreement, dated as of June 30, 2014, among Garden Acquisition Holdings, Inc., The Brickman Group Ltd. LLC, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.4

Amendment No. 2 to First Lien Credit Agreement, dated as of December 18, 2017, among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent, letter of credit issuer and swingline lender and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.5

Amendment No. 3 to First Lien Credit Agreement, dated as of March 1, 2018, by and among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.6

Amended and Restated Joinder Agreement, dated as of June 30, 2014, by and among Jefferies Finance LLC, MIHI, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, Nomura Corporate Funding Americas, LLC, and KKR Corporate Lending LLC, Garden Merger Sub, LLC, as borrower, Morgan Stanley Bank, N.A., as a letter of credit issuer and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.7

First Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.8

First Lien Security Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.9

First Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, each of the subsidiary pledgors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.10

Grant of Security Interest in Trademark Rights, dated as of December 18, 2013, by The Brickman Group Ltd. LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.11

Second Lien Credit Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, Credit Suisse AG, as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, Mizuho Bank, Ltd., KKR Capital Markets LLC, Macquarie Capital (USA) Inc., Sumitomo Mitsui Banking Corporation, and UBS Securities LLC, as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.12

Amendment No. 1 to Second Lien Credit Agreement, dated as of March 1, 2018, by and among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.13

Second Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.14

Second Lien Security Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.15

Second Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, subsidiary pledgors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.16

First Lien/Second Lien Intercreditor Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, other grantors party thereto, Morgan Stanley Senior Funding, Inc., Credit Suisse AG and each additional representative from time to time party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.17

Receivables Financing Agreement, dated as of April 28, 2017, by and among BrightView Funding LLC, BrightView Landscapes, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the persons from time to time party thereto as lenders and LC participant (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.18

First Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 21, 2019, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.19

Second Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 19, 2021, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2021)

10.20

Second Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Tree Company, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2020)

10.21

Third Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Puerto Rico, LLC, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2020)

10.22

Fourth Amendment to the Purchase and Sale Agreement, dated as of November 23, 2020, by and among BrightView Landscapes, LLC, as servicer, Metheny Commercial Lawn Maintenance, INC., as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)

10.23

Incremental Amendment and Amendment No. 4 to First Lien Credit Agreement, dated June 8, 2018, by and among JPMorgan Chase Bank N.A., BrightView Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.24

Amendment No. 5 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of August 15, 2018, by and among BrightView Holdings, Inc., BrightView Landscapes, LLC and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as successor Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2018)

10.25†	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.26†

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)

10.27†	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.28†	Amendment No. 1 to 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)
10.29†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)
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

10.35†	Form of Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)
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

10.38†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.39†	Form of Award Notice and Nonqualified Stock Option Agreement (2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.40†

Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019 Bonus Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)

10.41†	The BrightView Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)
10.42†	BrightView Holdings, Inc. Executive Leadership Team Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020)
21.1*	Subsidiaries of BrightView Holdings, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2021, has been formatted in Inline XBRL.

† Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2021	BrightView Holdings, Inc.

	By:	/s/ Andrew V. Masterman
Andrew V. Masterman
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew V. Masterman	Chief Executive Officer, President and Director	November 17, 2021
Andrew V. Masterman	(Principal Executive Officer)

/s/ John A. Feenan	Executive Vice President and Chief Financial Officer	November 17, 2021
John A. Feenan	(Principal Financial Officer)

/s/ Louay H. Khatib	Chief Accounting Officer	November 17, 2021
Louay H. Khatib	(Principal Accounting Officer)

/s/ Paul E. Raether	Chairman of Board of Directors	November 17, 2021
Paul E. Raether

/s/ James R. Abrahamson	Director	November 17, 2021
James R. Abrahamson

/s/ Jane Okun Bomba	Director	November 17, 2021
Jane Okun Bomba

/s/ Frank Lopez	Director	November 17, 2021
Frank Lopez

/s/ Richard W. Roedel	Director	November 17, 2021
Richard W. Roedel

/s/ Mara Swan	Director	November 17, 2021
Mara Swan

/s/ Joshua T. Weisenbeck	Director	November 17, 2021
Joshua T. Weisenbeck

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightView Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Maintenance Reporting Unit – Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value annually in the fourth quarter of each year using data as of July 1 of that year. The Company performed a quantitative test to determine the fair value of each reporting unit, which required management to make significant estimates and assumptions related to long-term future growth rates, operating margins, discount rate and future economic and market conditions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Maintenance reporting unit as of the measurement date of July 1, 2021 exceeded the carrying value. Therefore, no impairment was recognized.

We identified the valuation of goodwill allocated to the Maintenance reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Maintenance reporting unit. Auditing the income approach fair value of this reporting unit involved a high degree of auditor judgment and an increased effort, which included the involvement of our fair value specialists, as it related to evaluating whether management’s significant estimates and assumptions related to long-term future growth rates, operating margins, discount rate and future economic and market conditions were appropriate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant estimates and assumptions of long-term future growth rates, operating margins, discount rate and future economic and market conditions used by management to estimate the fair value of the Maintenance reporting unit included the following, among others:

•
We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Maintenance reporting unit, including controls related to management’s significant estimates and assumptions of long-term future growth rates, operating margins, discount rate and future economic and market conditions.
•
We evaluated management’s ability to accurately forecast future Maintenance reporting unit revenue and operating margin by comparing actual results to management’s historical forecasts.
•
We evaluated the reasonableness of management’s Maintenance reporting unit revenue and operating margin forecasts by comparing the forecasts to:
o
historical results,
o
internal communications to management and the Board of Directors, and
o
forecasted information included in analyst and industry reports for the Company and certain peer companies.
•
With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term future growth rates and the discount rate by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rate selected by management.

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 17, 2021

We have served as the Company’s auditor since 2014.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightView Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and related notes as of and for the year ended September 30, 2021, of the Company and our report dated November 17, 2021 expressed an unqualified opinion on those financial statements.

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

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 17, 2021

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In millions, except par value and share data)

	September 30, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$123.7	$157.1
Accounts receivable, net	378.9	319.2
Unbilled revenue	111.2	94.6
Other current assets	97.0	62.2
Total current assets	710.8	633.1
Property and equipment, net	264.4	251.5
Intangible assets, net	197.6	221.3
Goodwill	1,950.8	1,859.3
Operating lease assets	69.5	58.8
Other assets	44.5	47.0
Total assets	$3,237.6	$3,071.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$144.4	$116.8
Current portion of long-term debt	10.4	12.3
Deferred revenue	48.2	57.1
Current portion of self-insurance reserves	50.2	48.4
Accrued expenses and other current liabilities	220.9	197.2
Current portion of operating lease liabilities	22.0	18.3
Total current liabilities	496.1	450.1
Long-term debt, net	1,130.6	1,127.5
Deferred tax liabilities	70.8	38.9
Self-insurance reserves	104.5	102.7
Long-term operating lease liabilities	54.2	47.5
Other liabilities	38.7	32.8
Total liabilities	1,894.9	1,799.5
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and September 30, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 105,200,000 and 104,900,000 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	1.1	1.0
Treasury stock, at cost; 287,000 and 91,000 shares as of September 30, 2021 and September 30, 2020, respectively	(4.4)	(2.5)
Additional paid-in-capital	1,489.1	1,467.8
Accumulated deficit	(141.6)	(187.9)
Accumulated other comprehensive loss	(1.5)	(6.9)
Total stockholders’ equity	1,342.7	1,271.5
Total liabilities and stockholders’ equity	$3,237.6	$3,071.0

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Net service revenues	$2,553.6	$2,346.0	$2,404.6
Cost of services provided	1,902.8	1,750.7	1,766.4
Gross profit	650.8	595.3	638.2
Selling, general and administrative expense	508.0	527.4	452.2
Amortization expense	52.3	55.8	56.3
Income from operations	90.5	12.1	129.7
Other income	2.7	1.3	—
Interest expense	42.3	64.6	72.5
Income (loss) before income taxes	50.9	(51.2)	57.2
Income tax expense (benefit)	4.6	(9.6)	12.8
Net income (loss)	$46.3	$(41.6)	$44.4
Income (loss) per share:
Basic and Diluted	$0.44	$(0.40)	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Net income (loss)	$46.3	$(41.6)	$44.4
Net derivative (losses) gains arising during the period, net of tax of ($0.8), $3.6, and $2.4, respectively	2.1	(9.4)	(6.4)
Reclassification of losses into net (loss) income, net of tax of $(1.2), $5.1, and $2.0, respectively	3.3	14.2	5.1
Other comprehensive income (loss)	5.4	4.8	(1.3)
Comprehensive income (loss)	$51.7	$(36.8)	$43.1

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2018	104.5	$1.0	$1,426.3	$(189.6)	$(10.4)	—	$1,227.3
Net income	—	—	—	44.4	—	—	44.4
Other comprehensive (loss), net of tax	—	—	—	—	(1.3)	—	(1.3)
Capital contributions and issuance of common stock	0.2	—	—	—	—	—	—
Equity-based compensation	—	—	15.7	—	—	—	15.7
Repurchase of common stock and distributions	—	—	(0.2)	—	—	(1.0)	(1.2)
Adoption of ASC 606	—	—	—	(1.1)	—	—	(1.1)
Balance, September 30, 2019	104.7	1.0	1,441.8	(146.3)	(11.7)	(1.0)	1,283.8
Net (loss)	—	—	—	(41.6)	—	—	(41.6)
Other comprehensive income, net of tax	—	—	—	—	4.8	—	4.8
Capital contributions and issuance of common stock	0.2	—	2.4	—	—	—	2.4
Equity-based compensation	—	—	23.6	—	—	—	23.6
Repurchase of common stock and distributions	—	—	—	—	—	(1.5)	(1.5)
Balance, September 30, 2020	104.9	1.0	1,467.8	(187.9)	(6.9)	(2.5)	1,271.5
Net income	—	—	—	46.3	—	—	46.3
Other comprehensive income, net of tax	—	—	—	—	5.4	—	5.4
Capital contributions and issuance of common stock	0.3	0.1	1.6	—	—	—	1.7
Equity-based compensation	—	—	19.7	—	—	—	19.7
Repurchase of common stock and distributions	—	—	—	—	—	(1.9)	(1.9)
Balance, September 30, 2021	105.2	$1.1	$1,489.1	$(141.6)	$(1.5)	$(4.4)	$1,342.7

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss)	$46.3	$(41.6)	$44.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	84.7	80.5	80.1
Amortization of intangible assets	52.3	55.8	56.3
Amortization of financing costs and original issue discount	3.7	3.7	3.7
Deferred taxes	28.9	(27.1)	(2.3)
Equity-based compensation	19.7	23.6	15.7
Realized loss on hedges	4.6	19.3	7.0
Goodwill impairment	—	15.5	—
Other non-cash activities, net	(4.1)	6.1	(0.3)
Change in operating assets and liabilities:
Accounts receivable	(41.9)	18.6	(12.8)
Unbilled and deferred revenue	(25.8)	21.2	(34.8)
Inventories	—	0.7	(2.4)
Other operating assets	(28.4)	(5.2)	17.1
Accounts payable and other operating liabilities	8.4	74.0	(2.0)
Net cash provided by operating activities	148.4	245.1	169.7
Cash flows from investing activities:
Purchase of property and equipment	(61.2)	(52.7)	(89.9)
Proceeds from sale of property and equipment	9.5	4.8	6.8
Business acquisitions, net of cash acquired	(110.4)	(90.3)	(64.0)
Proceeds from divestitures	2.7	28.5	—
Other investing activities, net	0.7	0.9	1.6
Net cash (used) by investing activities	(158.7)	(108.8)	(145.5)
Cash flows from financing activities:
Repayments of finance lease obligations	(20.5)	(9.9)	(5.8)
Repayments of term loan	(10.4)	(10.4)	(13.0)
Repayments of receivables financing agreement	(24.6)	(80.0)	(120.0)
Repayments of revolving credit facility	—	(70.0)	(10.0)
Proceeds from receivables financing agreement	34.5	80.0	120.0
Proceeds from revolving credit facility	—	70.0	10.0
Proceeds from issuance of common stock, net of share issuance costs	1.8	1.8	—
Repurchase of common stock and distributions	(1.9)	(1.5)	(1.2)
Other financing activities, net	(2.0)	1.7	(0.3)
Net cash (used) by financing activities	(23.1)	(18.3)	(20.3)
Net change in cash and cash equivalents	(33.4)	118.0	3.9
Cash and cash equivalents, beginning of period	157.1	39.1	35.2
Cash and cash equivalents, end of period	$123.7	$157.1	$39.1
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$19.5	$8.6	$1.9
Cash paid for interest	$40.1	$61.4	$71.7

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

After the completion of the IPO and through May 13, 2021, affiliates of the Sponsors controlled a majority of the voting power of the Company’s common stock. On May 14, 2021, in accordance with the terms of the Stockholders Agreement, MSD Partners, L.P. notified the Company of its election to terminate (i) its right to nominate a director pursuant to Section 2.1(a) of the Stockholders Agreement and (ii) the voting agreement pursuant to Section 2.1(j) of the Stockholders Agreement, effective immediately. As a result, the Company no longer qualifies as a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair values of the underlying net assets acquired in an acquisition. Goodwill is not amortized, but rather is tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company tests goodwill for impairment annually in the fourth quarter of each year using data as of July 1 of that year.

Goodwill is allocated to, and evaluated for impairment at, the Company’s three identified reporting units. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires the Company to compare the carrying value of the reporting unit’s net assets to the estimated fair value of the reporting unit. The Company determines the estimated fair values of each of the reporting units using a combination of the income and market multiple approaches. The estimates used in each approach include significant management assumptions, including long-term future growth rates, operating margins, discount rates and future economic and market conditions.

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

Self-Insurance Reserves

The Company carries general liability, vehicle liability, workers’ compensation, professional liability, directors’ and officers’ liability, cyber security and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for general liability, vehicle liability, workers’ compensation and employee health care for certain employees contain self-insured retention amounts. Claims that are not self-insured as well as claims in excess of the self-insured retention amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, demographic factors and industry claims experience. A receivable for an insurance recovery is generally recognized when the loss has occurred and collection is considered probable (see Note 14 “Commitments and Contingencies”).

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

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of those instruments. The valuation is based on settlements of similar financial instruments, all of which are short-term in nature and are generally settled at or near cost. See Note 9 “Long-term Debt” and Note 10 “Fair Value Measurements and Derivative Instruments” for other financial instruments subject to fair value estimates.

Derivative Instruments and Hedging Activities

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Since all of the Company’s derivatives are designated as cash flow hedges, the entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive income (loss) and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the accompanying Consolidated Statements of Operations when the hedge transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive income (loss) is released to earnings. See Note 10 “Fair Value Measurements and Derivative Instruments” for more information.

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

Leases

The Company leases office space, branch locations, vehicles, and operating equipment. Lease agreements are evaluated to determine whether they are finance or operating leases. When substantially all of the risks and benefits of property ownership have been transferred to the Company, the lease then qualifies as a finance lease.

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

Equity-based Compensation

The Company’s equity-based compensation consists of stock options, restricted stock awards and restricted stock units. The Company expenses equity-based compensation using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in later periods if subsequent information indicates actual forfeitures will differ from those estimates. See Note 13 “Equity-Based Compensation” for more information.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which removes specified exceptions and adds requirements to simplify the accounting for income taxes. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for the Company in the first quarter of fiscal 2023. The Company is in the process of evaluating the impact of ASU No. 2021-08 on its consolidated financial statements.

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

Maintenance Services

The Company’s Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30-90 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of the Company’s recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient, defined below, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services. When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed. Fees for enhancement services are typically billed as the services are performed.

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

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s reportable segments are Maintenance Services and Development Services. During the second quarter of fiscal 2021, the Company reclassified revenue related to a second quarter fiscal 2020 acquisition from the Maintenance Services segment to the Development Services segment to align with changes in how we manage our business. Prior period segment results have been reclassified with no significant impact on Net service revenues. See Note 15, “Segments”.

	Fiscal Year Ended September 30,
	2021	2020	2019
Landscape Maintenance	$1,698.0	$1,566.3	$1,568.3
Snow Removal	284.9	163.1	245.1
Maintenance Services	1,982.9	1,729.4	1,813.4
Development Services	574.9	620.3	595.4
Eliminations	(4.2)	(3.7)	(4.2)
Net service revenues	$2,553.6	$2,346.0	$2,404.6

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of September 30, 2021, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $338.7 million. The Company expects to recognize revenue on 53% of the remaining performance obligations over the next 12 months and an additional 47% over the 12 months thereafter.

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

Changes in deferred revenue for the fiscal year ended September 30, 2021 were as follows:

Deferred Revenue
Balance, October 1, 2020	$57.1
Recognition of revenue	(1,056.6)
Deferral of revenue	1,047.7
Balance, September 30, 2021	$48.2

There were $132.6 of amounts billed during the period and $149.2 of additions to our unbilled revenue balance during the twelve month period from October 1, 2020 to September 30, 2021.

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

5. Accounts Receivable

Accounts receivable of $378.9 and $319.2, is net of an allowance for doubtful accounts of $3.2 and $2.8 and includes amounts of retention on incomplete projects to be completed within one year of $43.4 and $45.9 at September 30, 2021 and September 30, 2020, respectively.

6. Property and Equipment

Property and equipment, net consists of the following:

	Useful Life	September 30, 2021	September 30, 2020
Land	—	$42.2	$40.0
Buildings and leasehold improvements	2-40 yrs.	38.6	30.3
Operating equipment	2-7 yrs.	239.1	208.2
Transportation vehicles	3-7 yrs.	288.4	262.8
Office equipment and software	3-10 yrs.	74.3	68.1
Construction in progress	—	4.1	5.0
Property and equipment		686.7	614.4
Less: Accumulated depreciation		422.3	362.9
Property and equipment, net		$264.4	$251.5

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $84.7, $80.5 and $80.1 for the years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively.

7. Intangible Assets, Goodwill, Acquisitions and Divestitures

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $52.3, $55.8 and $56.3 for the years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company.

Intangible assets as of September 30, 2021 and September 30, 2020 consisted of the following:

		September 30, 2021		September 30, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$694.9	$(499.8)	$666.3	$(448.3)
Trademarks	4-12 yrs.	3.8	(2.3)	3.8	(2.0)
Non-compete agreements	5 yrs.	2.7	(1.7)	2.7	(1.2)
Total intangible assets		$701.4	$(503.8)	$672.8	$(451.5)

The weighted average amortization period for intangible assets is 17.0 years. Amortization expense is anticipated to be as follows in future years:

Fiscal Year Ended September 30,
2022	$46.3
2023	38.3
2024	30.7
2025	25.2
2026	18.5
2027 and thereafter	38.6
$197.6

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2020 and September 30, 2021:

	Maintenance Services	Development Services	Total
Balance, September 30, 2019	1,616.0	194.4	1,810.4
Acquisitions	64.4	—	64.4
Impairment Loss	—	(15.5)	(15.5)
Balance, September 30, 2020	$1,680.4	$178.9	$1,859.3
Acquisitions	77.6	13.9	91.5
Balance, September 30, 2021	$1,758.0	$192.8	$1,950.8

The Company performed its annual goodwill impairment assessment as of July 1, 2021 utilizing a quantitative test approach as described in Note 2 “Summary of Significant Accounting Policies”. During the prior year analysis, performed as of July 1, 2020, it was identified that the BrightView Tree Company reporting unit’s carrying value exceeded its fair value, thus indicating an impairment. As a result of the analysis and in conjunction with the initiation and conclusion of the sale of the BrightView Tree Company reporting unit in the fourth quarter of fiscal 2020, an impairment loss of $15.5 was recognized within the Tree reporting unit which is reported within the Development Services operating segment. The goodwill impairment loss was recognized during the fourth quarter of fiscal 2020 and is included in Selling, general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2020.

Acquisitions

During the year ended September 30, 2021, the Company acquired, through a series of separate transactions, 100% of the operations of eight unrelated companies, of which three were allocated between both Maintenance Services and Development Services. The Company paid approximately $110.4 in consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily intangible assets, including customer relationships of $28.6. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

During the year ended September 30, 2020, the Company acquired, through a series of separate transactions, 100% of the operations of six unrelated Maintenance Services companies. The Company paid approximately $90.3 in consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s estimates at the time of the acquisition, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The Company finalized the amounts recognized as it obtained the information necessary to complete the analysis within one year from the acquisition date. The identifiable assets acquired were primarily intangible assets, including customer relationships and non-compete agreements of $26.7. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

Divestitures

On September 30, 2020, the Company completed the sale of two of its fully owned subsidiaries in separate transactions. Total consideration received in the transactions was $32.3, which consisted of $29.3 in cash and, included in one of the transactions, a promissory note of $3.0 that was repaid in fiscal 2021 prior to its original maturity date. The combined pre-tax loss on sale of the transactions totaling $5.7 is included in Selling, general and administrative expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2020. Each of the Maintenance Services and Development Services operating segments include the operations of one of the divested entities, and their results of operations through the closing date are included in the Consolidated Statements of Operations for the fiscal years ended September 30, 2020 and September 30, 2019.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2021	September 30, 2020
Payroll related accruals	$70.2	$59.8
Accrued operating expenses	84.0	84.4
Other accruals (a)	66.7	53.0
Accrued expenses and other current liabilities	$220.9	$197.2

(a)
Other accruals for the fiscal years ended September 30, 2021 and September 30, 2020 include the Company’s deferral of Federal Insurance Contributions Act (FICA) payroll tax under the CARES Act.

9. Long-term Debt

Long-term debt consists of the following:

	September 30, 2021	September 30, 2020
Series B term loan	$1,001.7	$1,011.8
Revolving credit facility	—	—
Receivables financing agreement	150.4	140.0
Insurance policy	—	1.9
Financing costs, net	(11.1)	(13.9)
Total debt, net	1,141.0	1,139.8
Less: Current portion of long-term debt	10.4	12.3
Long-term debt, net	$1,130.6	$1,127.5

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility. The Series B Term Loan matures on August 15, 2025 and bears interest at a rate per annum of LIBOR, plus 2.5%. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $10.4 for the fiscal years ended September 30, 2021 and 2020.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Amended Credit Agreement, as accelerated principal payments. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2021, September 30, 2020, and September 30, 2019.

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

The weighted average interest rate on the Series B Term Loan was 2.7% and 3.5% for the years ended September 30, 2021 and September 30, 2020. The Amended Credit Agreement debt repayments are due in quarterly installments of 0.25% of the principal balance less payments made under the aforementioned excess cash flow provision.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.50% to 2.00%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2021 and 2020. There were no borrowings or repayments under the facility for the year ended September 30, 2021. There is a quarterly commitment fee equal to either 1⁄2 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s leverage ratio. The Company had $52.3 and $78.0 of letters of credits issued and outstanding as of September 30, 2021 and September 30, 2020, respectively. There was no activity or outstanding balance on the Revolving Credit Facility for the year ended September 30, 2021. The interest rates on the Revolving Credit Facility and previous revolving credit facility were 2.3% and 2.5% for the years ended September 30, 2020 and 2019, respectively.

During the fiscal year ended September 30, 2020, the Company borrowed and fully repaid $70.0 against the Revolving Credit Facility.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022. On February 19, 2021, the Company entered into the Second Amendment to the Receivables Financing Agreement (the "Second Amendment") which extended the term through February 20, 2024 and increased the borrowing capacity to $235.0 through September 20, 2021 and $250.0 thereafter. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Company. During the year ended September 30, 2021, the Company borrowed $34.5 against the capacity and voluntarily repaid $24.6. During the year ended September 30, 2020, the Company borrowed and fully repaid $80.0 against the capacity.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established daily at LIBOR plus a spread of 140-170 bps, and a commitment fee equal to 0.4% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 1.6% and 2.7% for the years ended September 30, 2021 and September 30, 2020, respectively.

The following are the scheduled maturities of long-term debt for the next five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

September 30,
2022	$10.4
2023	10.4
2024	160.8
2025	972.2
2026 and thereafter	—
Total long term debt	$1,153.8
Less: Current maturities	10.4
Less: Original issue discount	1.7
Less: Financing costs	11.1
Total long term debt, net	$1,130.6

The Company has estimated the fair value of its long-term debt to be approximately $1,148.7 and $1,143.5 as of September 30, 2021 and September 30, 2020, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021 and September 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and September 30, 2020:

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$13.5	$13.5	$—	$—
Fuel hedges	1.2	—	1.2	—
Total Assets	$14.7	$13.5	$1.2	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$—	$—	$—	$—
Fuel hedges	—	—	—	—
Other liabilities:
Interest rate swap contracts	3.6	—	3.6	—
Obligation to Rabbi Trust	13.5	13.5	—	—
Total Liabilities	$17.1	$13.5	$3.6	$—

	September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.4	$11.4	$—	$—
Fuel hedges	0.7	—	0.7	—
Total Assets	$12.1	$11.4	$0.7	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	$4.5	$—	$4.5	$—
Fuel hedges	0.8	—	0.8	—
Other liabilities:
Interest rate swap contracts	5.5	—	5.5	—
Obligation to Rabbi Trust	11.4	11.4	—	—
Total Liabilities	$22.2	$11.4	$10.8	$—

Hedging Activities

As of September 30, 2021 and September 30, 2020, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2022. The notional amount of interest rate contracts was $500.0 and $980.0 at September 30, 2021 and September 30, 2020, respectively. The net deferred losses on the interest rate swaps as of September 30, 2021 of $2.2, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
(Loss) recognized in Other comprehensive income (loss)	$(0.6)	$(10.3)	$(10.2)
Net loss reclassified from Accumulated other comprehensive loss into Interest expense	(6.8)	(16.9)	(8.1)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of September 30, 2021, the Company has two outstanding fuel contracts covering the period January 1, 2021 through December 31, 2021 with a notional volume of 5.3 million gallons. The net deferred gains on the fuel swaps as of September 30, 2021 were immaterial and are expected to be recognized in Cost of services provided over the next 12 months.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Income (loss) recognized in Other comprehensive income (loss)	$3.5	$(2.7)	$1.4
Net gain (loss) reclassified from Accumulated other comprehensive loss into Cost of services provided	2.3	(2.4)	1.1

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

The components of income tax expense (benefit) are as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Current:
Federal	$(28.1)	$12.5	$10.1
State	3.8	5.0	5.0
Deferred:
Federal	28.4	(19.6)	0.8
State	0.5	(7.5)	(3.1)
Total income tax (benefit) expense	$4.6	$(9.6)	$12.8

Income tax expense (benefit) differs from the amount computed at the federal statutory corporate tax rate as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Federal tax at statutory rate	$10.7	$(10.8)	$12.0
State tax, net of federal tax (benefit) expense	3.6	(2.5)	1.5
Tax effect of:
Equity-based compensation	1.2	1.5	1.0
Provision to return and deferred tax adjustments	(0.6)	(0.7)	(0.9)
Non-deductible promotional and entertainment expense	0.6	0.6	0.8
Goodwill impairment	—	3.3	—
Fuel tax credit and other credits	(0.8)	(0.8)	(0.8)
Change in uncertain tax positions	—	(0.1)	(0.8)
Carryback claim, net of adjustments	(10.1)	—	—
Rate change	—	—	0.1
Other, net	—	(0.1)	(0.1)
Income tax expense (benefit)	$4.6	$(9.6)	$12.8

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	September 30, 2021	September 30, 2020
Deferred tax assets:
Interest rate swaps	$1.4	$3.3
Self-insurance reserves	29.6	27.4
Deferred compensation	2.7	2.7
Payroll related accruals	18.3	15.8
Other accrued expenses	1.8	5.1
Allowance for doubtful accounts	0.8	0.8
Lease liabilities	17.7	16.6
Net operating loss carryforward	11.2	5.5
Other non-current deferred tax assets	1.8	2.3
Total non-current deferred tax assets	85.3	79.5
Valuation allowance	—	—
Total deferred tax assets	$85.3	$79.5

Deferred tax liabilities:
Intangible assets	$49.0	$53.2
Property and equipment	79.0	42.3
Deferred revenue	8.7	7.1
Prepaid assets	0.4	0.5
Lease assets	15.9	14.8
Other non-current deferred tax liabilities	0.5	0.5
Total non-current deferred tax liabilities	153.5	118.4
Total deferred tax liabilities	$68.2	$38.9
Classification on balance sheets:
Other Assets	$2.6	—
Deferred Tax Liabilities	$70.8	$38.9

The CARES Act

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law and included various provisions to provide additional economic relief to address the impact of the COVID-19 pandemic. Notable provisions included net operating loss carrybacks, adjustments to the interest expense limitations under the U.S Tax Code Section 163(j), increase in the charitable contributions limitation, payroll tax deferrals of the employer portion of social security tax to be repaid in 2021 and 2022, and an employee retention credit for wages paid to an idle employee under certain circumstances resulting from the COVID-19 pandemic.

The Company recorded a tax receivable and benefit to the tax provision for the anticipated tax net operating losses incurred in 2021 that will be carried back to prior years. The Company recorded an income tax receivable of $39 million and a tax benefit of $10.1 million from the enactment of the CARES Act, net of adjustments. Further, the Company elected to defer the employer portion of social security taxes through 2020 and will file for the employee retention credit allowed for under the CARES Act.

Net Operating Losses

The Company has state income tax net operating losses of $207.5 which expire in tax years from fiscal year 2021 through fiscal year 2041. The Company believes it is more likely than not it will be able to utilize all losses to offset future income.

Uncertain Income Tax Positions

As of September 30, 2021 and 2020, the Company had no unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company’s returns are no longer subject to U.S. federal and state tax examination for years before 2018 and 2016, respectively.

12. Leases

The Company determines if an arrangement is a lease at the inception of the agreement. The Company determines an arrangement is a lease if it conveys the right to control the use of the asset for a period of time in exchange for consideration.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms of month to month up to 10.5 years with one or more exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. For purposes of calculating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance, common area maintenance, and tax payments. The variable lease payments are not presented as part of the initial right-of-use asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants or residual value guarantees.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2021 and 2020:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020
Operating leases:
Right-of-use asset	$69.5	$58.8
Current portion of lease liabilities	22.0	18.3
Lease liabilities	54.2	47.5
Total operating lease liabilities	$76.2	$65.8

Finance leases:
Right-of-use asset(1)	$32.1	$24.3
Current portion of lease liabilities(2)	14.9	4.1
Lease liabilities(3)	12.7	14.6
Total finance lease liabilities	$27.6	$18.7

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

The weighted-average remaining lease terms and incremental borrowing rates as of September 30, 2021 and 2020 were as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020
Operating leases:
Weighted-average remaining lease term (years)	4.9	5.4
Weighted-average incremental borrowing rate	3.3%	3.3%

Finance leases:
Weighted-average remaining lease term (years)	2.7	2.4
Weighted-average incremental borrowing rate	3.3%	3.3%

The components of lease cost for operating and finance leases for the fiscal year ended September 30, 2021 and 2020 were as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020
Operating lease cost	$25.3	$26.5
Finance lease cost:
Amortization of right-of-use asset	17.1	7.3
Interest on lease liabilities	0.8	0.3
Total finance lease cost	17.9	7.6
Short-term lease cost	18.4	23.6
Variable lease costs not included in lease liability	2.4	1.6
Sublease income	(0.5)	(0.7)
Total lease cost	$63.5	$58.6

Supplemental cash flow information for the fiscal year ended September 30, 2021 and 2020 were as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.6	$25.3
Operating cash flows from finance leases	0.7	0.3
Financing cash flows from finance leases	20.5	9.9

Non-cash items:
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	33.8	17.1
Right-of-use Assets Obtained In Exchange For New Finance Liabilities	22.0	20.2

As of September 30, 2021, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of September 30, 2021 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2022	$24.1	$15.0
2023	19.3	7.0
2024	13.8	3.9
2025	8.4	2.4
2026	5.6	1.2
Thereafter	12.4	0.2
Total	83.6	29.7
Less: Executory Costs	—	—
Total net lease payments	83.6	29.7
Less: Amounts representing interest	7.4	2.1
Total lease liabilities	76.2	27.6
Less: Current portion of lease liabilities	(22.0)	(14.9)
Non-current lease liabilities	$54.2	$12.7

13. Equity-Based Compensation

Amended and Restated 2018 Omnibus Incentive Plan

On June 28, 2018 (and as amended and restated on March 10, 2020), in connection with the IPO, the Company’s Board of Directors adopted, and its stockholders approved, the BrightView Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). The 2018 Omnibus Incentive Plan provides that the total number of shares of common stock that may be issued under the plan is 18,650,000. Under the plan, the Company may grant stock options, stock appreciation rights, restricted stock, other equity-based awards and other cash-based awards to employees, directors, officers, consultants and advisors.

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the year ended September 30, 2021 is presented in the following table:

	Shares	Weighted-Avg Purchase Price per Share
Outstanding at September 30, 2020	1,123,000	$15.12
Granted	—	—
Less: Redeemed	253,000	$17.54
Less: Forfeited	68,000	$16.47
Outstanding at September 30, 2021	802,000	$14.31

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the year ended September 30, 2021 is presented in the following table:

	Shares	Weighted-Avg Purchase Price per Share
Outstanding at September 30, 2020	749,000	$16.58
Granted	876,000	$14.28
Exercised	221,000	$16.68
Forfeited	105,000	$15.20
Outstanding at September 30, 2021	1,299,000	$15.14

During the fiscal year ended September 30, 2021, the Company issued 876,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $14.28, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the new grants will be approximately $10.5 over the requisite service period. During the fiscal year ended September 30, 2021, 221,000 RSUs were exercised and 105,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the year ended September 30, 2021 is presented in the following table:

	Shares	Weighted-Avg Purchase Price per Share
Outstanding at September 30, 2020	6,711,000	$20.08
Granted	687,000	$13.78
Exercised	26,000	$13.98
Forfeited	355,000	$20.84
Outstanding at September 30, 2021	7,017,000	$21.55
Vested and exercisable at September 30, 2021	3,432,000	$20.81
Expected to vest after September 30, 2021	3,585,000	$22.42

On November 19, 2020, the Company issued 687,000 stock options at a weighted average exercise price of $13.78 and a weighted average grant date fair value of $6.71, the majority of which vest and become exercisable ratably over a four-year period commencing on the first anniversary of the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $4.1 over the requisite service period. During the fiscal year ended September 30, 2021, 26,000 options were exercised and 355,000 options were forfeited.

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

The weighted-average assumptions used in the valuation of Unit awards, restricted stock into which such Unit awards were converted and stock option awards granted or modified for the years ended September 30, 2021, September 30, 2020 and September 30, 2019 are presented in the table below:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Assumptions:
Risk-free interest rate	0.49%	1.56%	2.85%
Dividend yield	—	—	—
Volatility factor	54.40%	43.51%	38.85%
Expected term (in years)	6.4	6.3	6.3

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

Equity-Based Compensation Expense

The Company expenses equity-based compensation using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $19.7, $23.6 and $15.7 in equity-based compensation expense for the years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charge increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $25.6, $36.2 and $40.2 as of the years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively, which is expected to be recognized over a weighted average period of 1.2 years.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 1,100,000 shares of the Company’s common stock were made available for sale on October 22, 2018, of which 172,000 were issued on November 14, 2019, and 120,000 were issued on November 14, 2020. An additional portion thereof is expected to be issued in November 2021.

14. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2021 was $154.7, of which $50.2 was classified in current liabilities and $104.5 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2020 was $151.1, of which $48.4 was classified in current liabilities and $102.7 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. Reflected in this reserve is an expense totaling $24.1 recorded during the year ended September 30, 2020, related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability to reflect uncertainties associated with the current environment, including the COVID-19 pandemic. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2021 includes $30.5 related to claims recoverable from third-party insurance carriers. Corresponding assets of $8.2 and $22.3 are recorded at September 30, 2021, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2020 includes $34.1 related to claims recoverable from third party insurance carriers. Corresponding assets of $8.1 and $26.0 were recorded at September 30, 2020, as Other current assets and Other assets, respectively.

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

15. Segments

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

The following is a summary of certain financial data for each of the segments:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Maintenance Services	$1,982.9	$1,729.4	$1,813.4
Development Services	574.9	620.3	595.4
Eliminations	(4.2)	(3.7)	(4.2)
Net Service Revenues	$2,553.6	$2,346.0	$2,404.6
Maintenance Services	$299.6	$248.7	$282.0
Development Services	65.2	81.6	81.7
Corporate	(62.5)	(58.7)	(58.6)
Adjusted EBITDA(1)	$302.3	$271.6	$305.1
Maintenance Services	$52.4	$40.6	$65.4
Development Services	6.2	9.4	10.6
Corporate	2.6	2.7	13.9
Capital Expenditures	$61.2	$52.7	$89.9

(1) Presented below is a reconciliation of Net (loss) income to Adjusted EBITDA:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Net income (loss)	$46.3	$(41.6)	$44.4
Interest expense	42.3	64.6	72.5
Income tax (benefit) provision	4.6	(9.6)	12.8
Depreciation expense	84.7	80.5	80.1
Amortization expense	52.3	55.8	56.3
Establish public company financial reporting compliance (a)	—	0.9	4.8
Business transformation and integration costs (b)	28.5	32.5	17.5
Offering-related expenses (c)	0.6	4.4	1.0
Equity-based compensation (d)	20.0	24.0	15.7
COVID-19 related expenses (e)	23.0	13.8	—
Changes in self-insured liability estimates (f)	—	24.1	—
Sale of tree company (g)	—	22.2	—
Adjusted EBITDA	$302.3	$271.6	$305.1

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

16. Earnings (Loss) Per Share of Common Stock

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

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Numerator:
Net (loss) income available to common stockholders	$46.3	$(41.6)	$44.4
Denominator:
Weighted average number of common shares outstanding – basic	105,183,000	103,670,000	102,800,000
Basic (loss) earnings per share	$0.44	$(0.40)	$0.43

Weighted average number of common shares outstanding – diluted	105,690,000	103,670,000	103,363,000
Diluted (loss) earnings per share	$0.44	$(0.40)	$0.43
Other Information:
Weighted average number of anti-dilutive options and restricted stock (a)	7,452,000	8,210,000	5,935,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.