Form 10-Q
period 2021-12-31
BrightView Holdings, Inc.
filed 2022-02-03
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2022 was 99,300,000.

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
•
our dependence on weather conditions and the impact of severe weather and climate change on our business;
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
•
our ability to attract and retain field and hourly employees, trained workers, and third-party contractors and seasonal workers;
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
•
increases in interest rates governing our variable rate indebtedness increasing the cost of servicing our substantial indebtedness including changes related to LIBOR reform;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$132.8	$123.7
Accounts receivable, net	382.2	378.9
Unbilled revenue	85.2	111.2
Other current assets	111.5	97.0
Total current assets	711.7	710.8
Property and equipment, net	273.4	264.4
Intangible assets, net	189.0	197.6
Goodwill	1,950.5	1,950.8
Operating lease assets	72.0	69.5
Other assets	48.5	44.5
Total assets	$3,245.1	$3,237.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$144.1	$144.4
Current portion of long-term debt	10.4	10.4
Deferred revenue	63.5	48.2
Current portion of self-insurance reserves	49.3	50.2
Accrued expenses and other current liabilities	165.9	220.9
Current portion of operating lease liabilities	23.2	22.0
Total current liabilities	456.4	496.1
Long-term debt, net	1,204.0	1,130.6
Deferred tax liabilities	60.7	70.8
Self-insurance reserves	104.8	104.5
Long-term operating lease liabilities	55.2	54.2
Other liabilities	29.5	38.7
Total liabilities	1,910.6	1,894.9
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2021 and September 30, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 105,700,000 and 105,200,000 shares issued and 105,300,000 and 105,200,000 shares outstanding as of December 31, 2021 and September 30, 2021, respectively	1.1	1.1
Treasury stock, at cost; 426,000 and 287,000 shares as of December 31, 2021 and September 30, 2021, respectively	(6.5)	(4.4)
Additional paid-in-capital	1,495.3	1,489.1
Accumulated deficit	(154.4)	(141.6)
Accumulated other comprehensive loss	(1.0)	(1.5)
Total stockholders’ equity	1,334.5	1,342.7
Total liabilities and stockholders’ equity	$3,245.1	$3,237.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended December 31,
	2021	2020
Net service revenues	$591.8	$554.4
Cost of services provided	451.9	420.8
Gross profit	139.9	133.6
Selling, general and administrative expense	134.9	123.3
Amortization expense	13.4	13.9
(Loss) from operations	(8.4)	(3.6)
Other income	0.7	1.4
Interest expense	9.7	13.6
(Loss) before income taxes	(17.4)	(15.8)
Income tax benefit	4.6	3.8
Net (loss)	$(12.8)	$(12.0)
(Loss) per share:
Basic and Diluted	$(0.12)	$(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2021	2020
Net (loss)	$(12.8)	$(12.0)
Net derivative gains arising during the period, net of tax of $(0.3) and $0.0, respectively	1.0	—
Reclassification of (gains) losses into net (loss), net of tax of $0.2 and $(1.4), respectively	(0.5)	3.6
Other comprehensive income	0.5	3.6
Comprehensive (loss)	$(12.3)	$(8.4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months ended December 31, 2021 and 2020

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2021	105.2	$1.1	$1,489.1	$(141.6)	$(1.5)	$(4.4)	1,342.7
Net (loss)	—	—	—	(12.8)	—	—	(12.8)
Other comprehensive income, net of tax	—	—	—	—	0.5	—	0.5
Capital contributions and issuance of common stock	0.5	—	1.5	—	—	—	1.5
Equity-based compensation	—	—	4.7	—	—	—	4.7
Repurchase of common stock and distributions	—	—	—	—	—	(2.1)	(2.1)
Balance, December 31, 2021	105.7	$1.1	$1,495.3	$(154.4)	$(1.0)	$(6.5)	$1,334.5

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2020	104.9	$1.0	$1,467.8	$(187.9)	$(6.9)	$(2.5)	$1,271.5
Net (loss)	—	—	—	(12.0)	—	—	(12.0)
Other comprehensive income, net of tax	—	—	—	—	3.6	—	3.6
Capital contributions and issuance of common stock	0.2	0.1	1.7	—	—	—	1.8
Equity-based compensation	—	—	4.9	—	—	—	4.9
Repurchase of common stock and distributions	—	—	—	—	—	(1.1)	(1.1)
Balance, December 31, 2020	105.1	$1.1	$1,474.4	$(199.9)	$(3.3)	$(3.6)	$1,268.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(12.8)	$(12.0)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	21.4	21.6
Amortization of intangible assets	13.4	13.9
Amortization of financing costs and original issue discount	0.9	0.9
Deferred taxes	(5.6)	(4.1)
Equity-based compensation	4.7	4.9
Realized loss on hedges	(0.6)	5.3
Other non-cash activities, net	(0.1)	0.5
Change in operating assets and liabilities:
Accounts receivable	(4.3)	(23.0)
Unbilled and deferred revenue	41.6	32.3
Other operating assets	(20.9)	2.4
Accounts payable and other operating liabilities	(60.1)	(37.6)
Net cash (used) provided by operating activities	(22.4)	5.1
Cash flows from investing activities:
Purchase of property and equipment	(28.6)	(9.7)
Proceeds from sale of property and equipment	1.1	0.6
Business acquisitions, net of cash acquired	(6.0)	(62.2)
Other investing activities, net	(0.2)	(0.1)
Net cash (used) by investing activities	(33.7)	(71.4)
Cash flows from financing activities:
Repayments of finance lease obligations	(5.6)	(4.0)
Repayments of term loan	(2.6)	(2.6)
Proceeds from receivables financing agreement, net of issue costs	75.0	—
Proceeds from issuance of common stock, net of share issuance costs	0.5	0.5
Repurchase of common stock and distributions	(2.1)	(1.1)
Other financing activities, net	—	(2.0)
Net cash provided (used) by financing activities	65.2	(9.2)
Net change in cash and cash equivalents	9.1	(75.5)
Cash and cash equivalents, beginning of period	123.7	157.1
Cash and cash equivalents, end of period	$132.8	$81.6
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$4.6	$0.6
Cash paid for interest	$8.7	$13.5

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

The Consolidated Balance Sheet as of September 30, 2021, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2021, but does not include all disclosures required by GAAP, for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”).

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

2. Recent Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which removes specified exceptions and adds requirements to simplify the accounting for income taxes. The Company adopted the guidance in the first quarter of fiscal 2022. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements and disclosures.

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

Development Services

For Development Services, revenue is primarily recognized over time using the cost-to-cost input method, measured by the percentage of cost incurred to date to the estimated total cost for each contract, which we believe to be the best measure of progress. The full amount of anticipated losses on contracts is recorded as soon as such losses can be estimated. These losses are immaterial to current and historical operations. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s reportable segments are Maintenance Services and Development Services. As noted in the business segment reporting information in Note 12 “Segments”, the Company’s reportable segments are Maintenance Services and Development Services.

	Three Months Ended December 31,
	2021	2020
Landscape Maintenance	$402.2	$362.2
Snow Removal	36.0	55.8
Maintenance Services	438.2	418.0
Development Services	154.7	137.4
Eliminations	(1.1)	(1.0)
Net service revenues	$591.8	$554.4

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of December 31, 2021, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $335.6. The Company expects to recognize revenue on 64% of the remaining performance obligations over the next 12 months and an additional 36% over the 12 months thereafter.

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

Changes in Deferred revenue for the three month period ended December 31, 2021 were as follows:

Deferred Revenue
Balance, September 30, 2021	$48.2
Recognition of revenue	(236.8)
Deferral of revenue	252.1
Balance, December 31, 2021	$63.5

There were $42.6 of amounts billed during the period and $16.6 of additions to our Unbilled revenue balance during the three month period ended December 31, 2021.

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

4. Accounts Receivable, net

Accounts receivable of $382.2 and $378.9, is net of an allowance for doubtful accounts of $3.0 and $3.2 and includes amounts of retention on incomplete projects to be completed within one year of $46.0 and $43.4 at December 31, 2021 and September 30, 2021, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	December 31, 2021	September 30, 2021
Land	—	$42.2	$42.2
Buildings and leasehold improvements	2-40 yrs.	43.6	38.6
Operating equipment	2-7 yrs.	252.1	239.1
Transportation vehicles	3-7 yrs.	296.0	288.4
Office equipment and software	3-10 yrs.	76.9	74.3
Construction in progress	—	3.1	4.1
Property and equipment		713.9	686.7
Less: Accumulated depreciation		440.5	422.3
Property and equipment, net		$273.4	$264.4

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $21.4 and $21.6 for the three months ended December 31, 2021 and 2020, respectively.

6. Intangible Assets, Goodwill and Acquisitions

Intangible assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $13.4 and $13.9 for the three months ended December 31, 2021 and 2020, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. The weighted average amortization period of intangible assets acquired during the three months ended December 31, 2021 is seven years.

Intangible assets as of December 31, 2021 and September 30, 2021 consisted of the following:

		December 31, 2021		September 30, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$699.7	$(513.0)	$694.9	$(499.8)
Trademarks	12 yrs.	3.8	(2.4)	3.8	(2.3)
Non-compete agreements	5 yrs.	2.7	(1.8)	2.7	(1.7)
Total intangible assets		$706.2	$(517.2)	$701.4	$(503.8)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2021 and December 31, 2021:

	Maintenance Services	Development Services	Total
Balance, September 30, 2020	$1,680.4	$178.9	$1,859.3
Acquisitions	77.6	13.9	91.5
Balance, September 30, 2021	$1,758.0	$192.8	$1,950.8
Acquisitions	1.4	(1.7)	(0.3)
Balance, December 31, 2021	$1,759.4	$191.1	$1,950.5

Acquisitions

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

7. Long-term Debt

Long-term debt consists of the following:

	December 31, 2021	September 30, 2021
Series B term loan	$999.2	$1,001.7
Receivables financing agreement	225.4	150.4
Financing costs, net	(10.2)	(11.1)
Total debt, net	1,214.4	1,141.0
Less: Current portion of long-term debt	10.4	10.4
Long-term debt, net	$1,204.0	$1,130.6

First Lien credit facility term loans and Series B Term Loan due 2025

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility. The Series B Term Loan matures on August 15, 2025 and bears interest at a rate per annum of LIBOR, plus 2.5%. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $2.6 for the three months ended December 31, 2021.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaces the previous $210.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of December 31, 2021 and September 30, 2021. There were no borrowings or repayments under the facility for the three months ended December 31, 2021, respectively.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022. On February 19, 2021, the Company entered into the Second Amendment to the Receivables Financing Agreement (the "Second Amendment") which extended the term through February 20, 2024 and increased the borrowing capacity to $235.0 through September 20, 2021 and $250.0 thereafter. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the three months ended December 31, 2021, the Company borrowed $75.0 against the capacity. During the three months ended December 31, 2020, there were no borrowings or repayments under the facility.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2022, and the following five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2022	$7.8
2023	10.4
2024	235.8
2025	972.2
2026 and thereafter	—
Total long-term debt	1,226.2
Less: Current maturities	10.4
Less: Original issue discount	1.6
Less: Financing costs	10.2
Total long-term debt, net	$1,204.0

The Company has estimated the fair value of its long-term debt to be approximately $1,222.4 and $1,148.7 as of December 31, 2021 and September 30, 2021, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021 and September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021:

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$14.6	$14.6	$—	$—
Total assets	$14.6	$14.6	$—	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	1.7	—	1.7	—
Other liabilities:
Obligation to Rabbi Trust	14.6	14.6	—	—
Total liabilities	$16.3	$14.6	$1.7	$—

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$13.5	$13.5	$—	$—
Fuel hedges	1.2	—	1.2	—
Total Assets	$14.7	$13.5	$1.2	$—
Accrued expenses and other current liabilities:
Interest rate swap contracts	—	—	—	—
Fuel hedges	—	—	—	—
Other liabilities:
Interest rate swap contracts	3.6	—	3.6	—
Obligation to Rabbi Trust	13.5	13.5	—	—
Total Liabilities	$17.1	$13.5	$3.6	$—

Hedging Activities

As of December 31, 2021 and September 30, 2021, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2022. The notional amount of interest rate contracts was $500.0 at December 31, 2021 and September 30, 2021. The net deferred losses on the interest rate swaps as of December 31, 2021 of $1.7, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2021	2020
Income (loss) recognized in Other comprehensive income (loss)	$1.1	$(0.2)
Net (loss) reclassified from Accumulated other comprehensive income (loss) into Interest expense	(0.8)	(4.2)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company had entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of December 31, 2021, no remaining fuel contracts were outstanding.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2021	2020
Income recognized in Other comprehensive income (loss)	$0.2	$0.2
Net gain (loss) reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	1.5	(0.8)

9. Income Taxes

The following table summarizes the Company’s income tax benefit and effective income tax rate for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
	2021	2020
(Loss) before income taxes	$(17.4)	$(15.8)
Income tax benefit	4.6	3.8
Effective income tax rate	26.4%	24.1%

The increase in the effective tax rate for the three months ended December 31, 2021 when compared to the three months ended December 31, 2020, primarily related to the distribution of pre-tax earnings across legal entities as well as changes in state tax law that became effective in the period.

10. Equity-Based Compensation

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the three month period ended December 31, 2021 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	802,000	$14.31
Granted	—	—
Less: Redeemed	224,000	$14.07
Less: Forfeited	21,000	$14.41
Outstanding at December 31, 2021	557,000	$14.40

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the three month period ended December 31, 2021 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	1,299,000	$15.14
Granted	714,000	$15.04
Vested	359,000	$15.42
Forfeited	54,000	$15.17
Outstanding at December 31, 2021	1,600,000	$15.03

During the three month period ended December 31, 2021, the Company issued 714,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $15.04 per share, all of which are subject to vesting. The majority of these units will vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will be approximately $9.4 over the requisite service period. During the three month period ended December 31, 2021, 359,000 RSUs were vested and 54,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the three month period ended December 31, 2021 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2021	7,017,000	$21.55
Granted	783,000	$15.04
Exercised	1,000	$13.49
Forfeited	97,000	$17.60
Outstanding at December 31, 2021	7,702,000	$19.05
Vested and exercisable at December 31, 2021	4,234,000	$20.01
Expected to vest after December 31, 2021	3,468,000	$17.87

On November 18, 2021, the Company issued 783,000 stock options at a weighted average exercise price of $15.04 per share and a weighted average grant date fair value of $6.84 per share, the majority of which will vest and become exercisable ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $4.7 over the requisite service period. During the three month period ended December 31, 2021, 1,000 options were exercised and 97,000 options were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $4.7 and $4.9 in equity-based compensation expense for the three months ended December 31, 2021 and 2020, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charge increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $ 35.1 and $40.5 for the three months ended December 31, 2021 and 2020, respectively, which is expected to be recognized over a weighted average period of 1.9 years.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 1,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 112,000 were issued on November 15, 2021 and 120,000 were issued on November 16, 2020. An additional portion thereof is expected to be issued in November 2022.

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at December 31, 2021 was $154.1, of which $49.3 was classified in current liabilities and $104.8 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2021 was $154.7, of which $50.2 was classified in current liabilities and $104.5 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at December 31, 2021 includes $28.9 related to claims recoverable from third party insurance carriers. Corresponding assets of $6.5 and $22.4 are recorded at December 31, 2021, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2021 includes $30.5 related to claims recoverable from third party insurance carriers. Corresponding assets of $8.2 and $22.3 were recorded at September 30, 2021, as Other current assets and Other assets, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance.

The following is a summary of certain financial data for each of the segments:

	Three Months Ended December 31,
	2021	2020
Maintenance Services	$438.2	$418.0
Development Services	154.7	137.4
Eliminations	(1.1)	(1.0)
Net Service Revenues	$591.8	$554.4
Maintenance Services	$45.3	$49.6
Development Services	14.5	17.1
Corporate	(17.2)	(14.3)
Adjusted EBITDA(1)	$42.6	$52.4
Maintenance Services	$21.9	$8.9
Development Services	1.1	0.3
Corporate	5.6	0.5
Capital Expenditures	$28.6	$9.7

(1)
Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended December 31,
	2021	2020
Net (loss)	$(12.8)	$(12.0)
Interest expense	9.7	13.6
Income tax benefit	(4.6)	(3.8)
Depreciation expense	21.4	21.6
Amortization expense	13.4	13.9
Business transformation and integration costs (a)	5.9	6.4
Offering-related expenses (b)	—	0.2
Equity-based compensation (c)	4.8	5.0
COVID-19 related expenses (d)	4.8	7.5
Adjusted EBITDA	$42.6	$52.4

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended December 31,
(in millions)	2021	2020
Severance and related costs	0.3	0.2
Business integration (e)	4.0	3.6
IT infrastructure, transformation, and other (f)	1.6	2.6
Business transformation and integration costs	$5.9	$6.4
(b)
Represents transaction related expenses incurred for IPO related litigation and completed or contemplated subsequent registration statements.
(c)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(d)
Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment and cleaning and supply purchases, and other.
(e)
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
(f)
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

	Three Months Ended December 31,
	2021	2020
Numerator:
Net (loss) available to common stockholders	$(12.8)	$(12.0)
Denominator:
Weighted average number of common shares outstanding – basic	105,259,000	105,148,000
Basic and diluted (loss) per share	$(0.12)	$(0.11)

Other Information:
Weighted average number of anti-dilutive options and restricted stock(a)	4,026,000	6,799,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

14. Subsequent Events

In January 2022, the Company repaid $75.0 of borrowings under the Receivables Financing Agreement.

On December 6, 2021, the Company announced a share repurchase program to repurchase up to $250.0 of common stock. On December 9, 2021, the Company entered into an agreement to repurchase 5,906,954 shares from MSD Valley Investments, LLC at $13.98 per share. Such repurchase transaction was completed on January 19, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2021 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 17, 2021, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships, non-compete agreements and trademarks, recognized when KKR acquired the Company on December 18, 2013 and in connection with businesses we have acquired since December 18, 2013.

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

We have a significant presence in geographies that have a year-round growing season, which we refer to as our evergreen markets. Such markets require landscape maintenance services twelve months per year. In markets that do not have a year-round growing season, which we refer to as our seasonal markets, the demand for our landscape maintenance services decreases during the winter months. Typically, our revenues and net income have been higher in the spring and summer seasons, which correspond with our third and fourth fiscal quarters of our fiscal year ending September 30. The lower level of activity in seasonal markets during our first and second fiscal quarters is partially offset by revenue from our snow removal services. Such seasonality causes our results of operations to vary from quarter to quarter.

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

Industry and Economic Conditions

We believe the non-discretionary nature of our landscape maintenance services provides us with a fairly predictable recurring revenue model. The perennial nature of the landscape maintenance service sector, as well as its wide range of end users, minimizes the impact of a broad or sector-specific downturn. However, in connection with our enhancement services and development services, when demand for commercial construction declines, demand for landscape enhancement services and development projects may decline. When commercial construction activity rises, demand for landscape enhancement services to maintain green space may also increase. This is especially true for new developments in which green space tends to play an increasingly important role. Economic conditions, including rising inflation and fuel prices, may further increase our costs and expenses, and fluctuations in labor markets, may impact our ability to identify, hire and retain employees. Increased costs, including recruiting, retention, and overtime expenditures, could adversely affect our profitability.

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

The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the first quarter of 2021 and 2022 may not be indicative of the Company’s future results. We have experienced and may experience a loss in revenue as a result of restrictions on our ability to operate our business. In addition, the economic deterioration resulting from the impacts of the COVID-19 pandemic will likely continue to negatively impact our results of operations and financial condition. Although the outlook for a sustained economic recovery has increased in the first quarter of fiscal 2022, the degree of the impact on our business continues to be unpredictable as it will depend on factors such as the duration and spread of COVID-19, including new variants; the extent of vaccinations, vaccine mandates, the cost of complying with such mandates, and the extent to which a mandate impacts our workforce, including employee recruiting and attrition; inflationary pressures and increased costs for materials; and the timing and success of the reopening of the economy. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended December 31,
(in millions)	2021	2020
Net service revenues	$591.8	$554.4
Cost of services provided	451.9	420.8
Gross profit	139.9	133.6
Selling, general and administrative expense	134.9	123.3
Amortization expense	13.4	13.9
(Loss) from operations	(8.4)	(3.6)
Other income	0.7	1.4
Interest expense	9.7	13.6
(Loss) before income taxes	(17.4)	(15.8)
Income tax benefit	4.6	3.8
Net (loss)	$(12.8)	$(12.0)
Adjusted EBITDA(1)	$42.6	$52.4
Adjusted Net Income(1)	$8.2	$12.9
(Loss) per Share	$(0.12)	$(0.11)
Adjusted Earnings per Share(1)	$0.08	$0.12
Cash flows from operating activities	$(22.4)	$5.1
Free Cash Flow(1)	$(49.9)	$(4.0)

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020

Net Service Revenues

Net service revenues for the three months ended December 31, 2021 increased $37.4 million, or 6.7%, to $591.8 million, from $554.4 million in the 2021 period. The increase was driven by increases in Maintenance Services revenues of $20.2 million and Development Services revenues of $17.3 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended December 31, 2021 increased $6.3 million, or 4.7%, to $139.9 million, from $133.6 million in the 2020 period. Gross margin decreased 50 basis points, to 23.6%, in the three months ended December 31, 2021, from 24.1% in the 2020 period. The increase in gross profit was principally driven by the increase in Maintenance Services revenues described further below in Segment Results. The decrease in gross margin was primarily due to an increase in material and fuel costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2021 increased $11.6 million, or 9.4%, to $134.9 million, from $123.3 million in the 2020 period. The increase was primarily due to an $11.0 million increase in salaries, travel, and other employee related expenses driven principally by the impact of acquisitions and the reinstatement of the employer match for the employee savings plan. As a percentage of revenue, Selling, general and administrative expense increased 60 basis points for the three months ended December 31, 2021 to 22.8%, from 22.2% in the 2020 period due to the items noted above.

Amortization Expense

Amortization expense for the three months ended December 31, 2021 decreased $0.5 million, or 3.6%, to $13.4 million, from $13.9 million in the 2020 period. The decrease was principally due to a $1.2 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by a $0.7 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income

Other income was $0.7 million for the three months ended December 31, 2021 compared to $1.4 million in the 2020 period. The decrease of $0.7 million was driven principally by lower gains on investments held in the Rabbi Trust.

Interest Expense

Interest expense for the three months ended December 31, 2021 decreased $3.9 million, or 28.7%, to $9.7 million, from $13.6 million in the 2020 period. The decrease was driven primarily by the impact of our interest rate swaps for the period.

Income Tax Benefit

For the three months ended December 31, 2021, Income tax benefit was $4.6 million, compared to an Income tax benefit of $3.8 million in the 2020 period. The change was primarily attributable to the change in the Company’s pretax loss of $17.4 million in the current period compared to pretax loss of $15.8 million in the prior period, as well as changes in tax laws that became effective in the period.

Net Income (Loss)

For the three months ended December 31, 2021, Net loss was $12.8 million, compared to a Net loss of $12.0 million in the 2020 period due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $9.8 million for the three months ended December 31, 2021, to $42.6 million, from $52.4 million in the 2020 period. Adjusted EBITDA as a percentage of revenue was 7.2% and 9.5% for the three months ended December 31, 2021 and 2020, respectively. The decrease in Adjusted EBITDA was primarily driven by a decrease of $4.3 million, or 8.7% in Maintenance Services Segment Adjusted EBITDA coupled with a decrease of $2.6 million, or 15.2% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended December 31, 2021 decreased $4.7 million to $8.2 million, from $12.9 million in the 2020 period due to the changes noted above.

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

	Three Months Ended December 31,
(in millions)	2021	2020
Adjusted EBITDA
Net (loss)	$(12.8)	$(12.0)
Plus:
Interest expense, net	9.7	13.6
Income tax benefit	(4.6)	(3.8)
Depreciation expense	21.4	21.6
Amortization expense	13.4	13.9
Business transformation and integration costs (a)	5.9	6.4
Offering-related expenses (b)	—	0.2
Equity-based compensation (c)	4.8	5.0
COVID-19 related expenses (d)	4.8	7.5
Adjusted EBITDA	$42.6	$52.4
Adjusted Net Income
Net (loss)	$(12.8)	$(12.0)
Plus:
Amortization expense	13.4	13.9
Business transformation and integration costs (a)	5.9	6.4
Offering-related expenses (b)	—	0.2
Equity-based compensation (c)	4.8	5.0
COVID-19 related expenses (d)	4.8	7.5
Income tax adjustment (e)	(7.9)	(8.1)
Adjusted Net Income	$8.2	$12.9
Free Cash Flow
Cash flows from operating activities	$(22.4)	$5.1
Minus:
Capital expenditures	28.6	9.7
Plus:
Proceeds from sale of property and equipment	1.1	0.6
Free Cash Flow	$(49.9)	$(4.0)

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended December 31,
(in millions)	2021	2020
Severance and related costs	$0.3	$0.2
Business integration (f)	4.0	3.6
IT infrastructure, transformation, and other (g)	1.6	2.6
Business transformation and integration costs	$5.9	$6.4

(b)
Represents transaction related expenses incurred for IPO related litigation and completed or contemplated subsequent registration statements.
(c)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(d)
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

	Three Months Ended December 31,
(in millions)	2021	2020
Tax impact of pre-tax income adjustments	$7.9	$7.6
Discrete tax items	-	0.5
Income tax adjustment	$7.9	$8.1

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

Segment Results for the Three Months Ended December 31, 2021 and 2020

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2021	2020	2021 vs. 2020
Net Service Revenues	$438.2	$418.0	4.8%
Segment Adjusted EBITDA	$45.3	$49.6	(8.7)%
Segment Adjusted EBITDA Margin	10.3%	11.9%	(160) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended December 31, 2021 increased by $20.2 million, or 4.8%, from the 2020 period. The increase was primarily driven by a $26.4 million, or 7.3%, increase in underlying commercial landscape services underpinned by a combination of contract services growth and to a greater extent ancillary services growth, as well as a $17.8 million revenue contribution from acquired businesses. Offsetting this was a decrease of $19.8 million in snow removal services, net of $4.2 million from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2021 decreased by $4.3 million to $45.3 million from $49.6 million in the 2020 period. Segment Adjusted EBITDA Margin decreased 160 basis points, to 10.3%, in the three months ended December 31, 2021, from 11.9% in the 2020 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by the decrease in snow removal revenues described above and higher fuel costs which were partially offset by increases in underlying commercial landscape services and revenues from acquisitions discussed above.

Development Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2021	2020	2021 vs. 2020
Net Service Revenues	$154.7	$137.4	12.6%
Segment Adjusted EBITDA	$14.5	$17.1	(15.2)%
Segment Adjusted EBITDA Margin	9.4%	12.4%	(300) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended December 31, 2021 increased $17.3 million, or 12.6%, compared to the 2020 period. The increase was principally driven by a $21.9 million revenue contribution from acquired businesses, partially offset by a decrease of $4.6 million due to project delays principally impacted by isolated unfavorable weather.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2021 decreased $2.6 million, to $14.5 million, compared to the 2020 period. Segment Adjusted EBITDA Margin decreased 300 basis points, to 9.4% for the quarter from 12.4% in the 2020 period. Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin decreased principally due to higher material costs as a percentage of revenue which more than offset the increase in revenues described above.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement and the Receivables Financing Agreement. Our principal uses of cash are to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions and share repurchases under the share repurchase program announced in December 2021. We may also seek to finance capital expenditures under finance leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility under the Credit Agreement and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements, capital spending requirements and share repurchases for the next twelve months.

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

(in millions)	December 31, 2021	September 30, 2021
Cash and cash equivalents	$132.8	$123.7

Short-term borrowings and current maturities of long-term debt	$10.4	$10.4
Long-term debt	1,204.0	1,130.6
Total debt, net	$1,214.4	$1,141.0

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended December 31,
(in millions)	2021	2020
Operating activities	$(22.4)	$5.1
Investing activities	$(33.7)	$(71.4)
Financing activities	$65.2	$(9.2)
Free Cash Flow (1)	$(49.9)	$(4.0)

(1)
See the “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2021 decreased $27.5 million, to $(22.4) million, from $5.1 million in the 2020 period. This decrease was due to an increase in the cash used by accounts payable and other operating liabilities, primarily due to the repayment of the payroll tax deferral under the CARES Act, coupled with a reduction in cash provided by other operating assets. This was partially offset by an increase in cash provided by accounts receivable, unbilled and deferred revenue.

Cash Flows used in Investing Activities

Net cash used in investing activities decreased $37.7 million to $33.7 million for the three months ended December 31, 2021 from $71.4 million in the 2020 period. The decrease was driven by cash used for acquisitions of $6.0 million for the three months ended December 31, 2021 compared to $62.2 million in the 2020 period, a decrease of $56.2 million. Offsetting this was an increase of $18.9 million in cash used for capital expenditures.

Cash Flows (used) provided in Financing Activities

Net cash flows provided by financing activities of $65.2 million for the three months ended December 31, 2021 included proceeds from our Receivables Financing Agreement of $75.0 million, offset by repayments of finance lease obligations of $5.6 million and debt repayments of $2.6 million.

Free Cash Flow

Free Cash Flow decreased $45.9 million to $(49.9) million for the three months ended December 31, 2021 from $(4.0) million in the 2020 period. The decrease in Free Cash Flow was due to an increase in net cash used in operating activities and an increase in cash used for capital expenditures, as described above.

Working Capital

(in millions)	December 31, 2021	September 30, 2021
Net Working Capital:
Current assets	$711.7	$710.8
Less: Current liabilities	456.4	496.1
Net working capital	$255.3	$214.7

Net working capital is defined as current assets less current liabilities. Net working capital increased $40.6 million to $255.3 million at December 31, 2021, from $214.7 million at September 30, 2021, primarily driven by a decrease in accrued expenses and other liabilities of $55.0 million, an increase in other current assets of $14.5 million, and an increase in cash and cash equivalents of 9.1 million. This was partially offset by a decrease in unbilled revenue of 26.0 million and an increase in deferred revenue of $15.3 million.

Description of Indebtedness

As of December 31, 2021, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

During the three months ended December 31, 2021, outside of the Company's agreement to repurchase shares from MSD Valley Investments, LLC entered into in December 2021, as referenced in Part II Item 2 of this document, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2021 in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2021.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021 at a reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the first fiscal quarter:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1, 2021 - October 31, 2021	N/A	N/A	N/A	N/A
November 1, 2021 - November 30, 2021	N/A	N/A	N/A	N/A
December 1, 2021 - December 31, 2021	5,700	$14.37	5,700	$249,918,071
Total	5,700	$14.37	5,700	$249,918,071

(1)
On December 6, 2021, the Company announced a share repurchase program allowing us to repurchase up to $250 million of common stock. On December 9, 2021, the Company entered into an agreement to repurchase 5,906,954 shares from MSD Valley Investments, LLC at $13.98 per share. Such repurchase transaction was completed on January 19, 2022 and is excluded from the table above.

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

10.1

Share Repurchase Agreement, dated as of December 9, 2021 by and between MSD Valley Investments, LLC and BrightView Holdings, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021)

10.2*

Fifth Amendment to the Purchase and Sale Agreement, dated as of December 22, 2021, by and among BrightView Landscapes, LLC, as Servicer, BrightView Landscape Development, Inc., an Arizona corporation, as an Originator, BrightView Landscape Development, Inc., a Colorado corporation, as an Originator, various parties listed on the signature pages thereto as Originators and BrightView Funding LLC, as Buyer

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, has been formatted in Inline XBRL.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: February 3, 2022	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)