Form 10-Q
period 2022-03-31
BrightView Holdings, Inc.
filed 2022-05-05
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2022 was 93,000,000.

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
•
ownership of our common stock;
•
occurrence of natural disasters, terrorist attacks, geopolitical events, hostilities or other external events;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	March 31, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$45.5	$123.7
Accounts receivable, net	411.4	378.9
Unbilled revenue	97.1	111.2
Other current assets	110.0	97.0
Total current assets	664.0	710.8
Property and equipment, net	301.3	264.4
Intangible assets, net	189.0	197.6
Goodwill	2,017.8	1,950.8
Operating lease assets	80.0	69.5
Other assets	42.5	44.5
Total assets	$3,294.6	$3,237.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$158.1	$144.4
Current portion of long-term debt	10.4	10.4
Deferred revenue	81.5	48.2
Current portion of self-insurance reserves	47.9	50.2
Accrued expenses and other current liabilities	203.0	220.9
Current portion of operating lease liabilities	24.8	22.0
Total current liabilities	525.7	496.1
Long-term debt, net	1,259.3	1,130.6
Deferred tax liabilities	57.7	70.8
Self-insurance reserves	104.6	104.5
Long-term operating lease liabilities	61.7	54.2
Other liabilities	32.1	38.7
Total liabilities	2,041.1	1,894.9
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2022 and September 30, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 105,700,000 and 105,200,000 shares issued and 98,900,000 and 105,200,000 shares outstanding as of March 31, 2022 and September 30, 2021, respectively	1.1	1.1
Treasury stock, at cost; 6,800,000 and 287,000 shares as of March 31, 2022 and September 30, 2021, respectively	(95.2)	(4.4)
Additional paid-in-capital	1,499.9	1,489.1
Accumulated deficit	(153.7)	(141.6)
Accumulated other comprehensive income (loss)	1.4	(1.5)
Total stockholders’ equity	1,253.5	1,342.7
Total liabilities and stockholders’ equity	$3,294.6	$3,237.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net service revenues	$711.9	$651.9	$1,303.8	$1,206.3
Cost of services provided	554.8	493.8	1,006.8	914.6
Gross profit	157.1	158.1	297.0	291.7
Selling, general and administrative expense	133.4	127.9	268.2	251.3
Amortization expense	12.0	12.5	25.5	26.4
Income from operations	11.7	17.7	3.3	14.0
Other (expense) income	(1.0)	0.5	(0.4)	2.0
Interest expense	10.1	9.6	19.7	23.1
Income (loss) before income taxes	0.6	8.6	(16.8)	(7.1)
Income tax (benefit) expense	(0.1)	2.3	(4.7)	(1.4)
Net income (loss)	$0.7	$6.3	$(12.1)	$(5.7)
Income (loss) per share:
Basic and Diluted	$0.01	$0.06	$(0.12)	$(0.05)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$0.7	$6.3	$(12.1)	$(5.7)
Net derivative gains and other costs arising during the period, net of tax expense of $0.7; $0.5; $1.1; and $0.5, respectively (1)	1.9	1.6	2.8	1.3
Reclassification of losses into net income (loss), net of tax benefit (expense) of $0.2; $(0.1); $0.0; and $(1.5), respectively	0.5	0.2	0.1	4.1
Other comprehensive income	2.4	1.8	2.9	5.4
Comprehensive income (loss)	$3.1	$8.1	$(9.2)	$(0.3)
(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended March 31, 2022 and 2021

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2021	105.7	$1.1	$1,495.3	$(154.4)	$(1.0)	$(6.5)	1,334.5
Net income	—	—	—	0.7	—	—	0.7
Other comprehensive income, net of tax	—	—	—	—	2.4	—	2.4
Equity-based compensation	—	—	4.6	—	—	—	4.6
Repurchase of common stock and distributions	—	—	—	—	—	(88.7)	(88.7)
Balance, March 31, 2022	105.7	$1.1	$1,499.9	$(153.7)	$1.4	$(95.2)	$1,253.5

Balance, September 30, 2021	105.2	$1.1	$1,489.1	$(141.6)	$(1.5)	$(4.4)	$1,342.7
Net (loss)	—	—	—	(12.1)	—	—	(12.1)
Other comprehensive income, net of tax	—	—	—	—	2.9	—	2.9
Capital contributions and issuance of common stock	0.5	—	1.5	—	—	—	1.5
Equity-based compensation	—	—	9.3	—	—	—	9.3
Repurchase of common stock and distributions	—	—	—	—	—	(90.8)	(90.8)
Balance, March 31, 2022	105.7	$1.1	$1,499.9	$(153.7)	$1.4	$(95.2)	$1,253.5

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2020	105.1	$1.1	$1,474.4	$(199.9)	$(3.3)	$(3.6)	$1,268.7
Net income	—	—	—	6.3	—	—	6.3
Other comprehensive income, net of tax	—	—	—	—	1.8	—	1.8
Capital contributions and issuance of common stock	0.1	—	(0.3)	—	—	—	(0.3)
Equity-based compensation	—	—	5.3	—	—	—	5.3
Repurchase of common stock and distributions	—	—	—	—	—	—	—
Balance, March 31, 2021	105.2	$1.1	$1,479.4	$(193.6)	$(1.5)	$(3.6)	$1,281.8

Balance, September 30, 2020	104.9	$1.0	$1,467.8	$(187.9)	$(6.9)	$(2.5)	$1,271.5
Net (loss)	—	—	—	(5.7)	—	—	(5.7)
Other comprehensive income, net of tax	—	—	—	—	5.4	—	5.4
Capital contributions and issuance of common stock	0.3	0.1	1.4	—	—	—	1.5
Equity-based compensation	—	—	10.2	—	—	—	10.2
Repurchase of common stock and distributions	—	—	—	—	—	(1.1)	(1.1)
Balance, March 31, 2021	105.2	$1.1	$1,479.4	$(193.6)	$(1.5)	$(3.6)	$1,281.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(12.1)	$(5.7)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	45.8	42.3
Amortization of intangible assets	25.5	26.4
Amortization of financing costs and original issue discount	1.9	1.9
Deferred taxes	(10.5)	(0.8)
Equity-based compensation	9.3	10.2
Realized loss on hedges	0.1	5.6
Other non-cash activities, net	(0.1)	1.2
Change in operating assets and liabilities:
Accounts receivable	(19.1)	(48.7)
Unbilled and deferred revenue	47.9	37.0
Other operating assets	(10.9)	8.1
Accounts payable and other operating liabilities	(35.5)	5.9
Net cash provided by operating activities	42.3	83.4
Cash flows from investing activities:
Purchase of property and equipment	(64.2)	(27.9)
Proceeds from sale of property and equipment	2.6	3.4
Business acquisitions, net of cash acquired	(84.4)	(75.7)
Other investing activities, net	0.3	0.2
Net cash (used) by investing activities	(145.7)	(100.0)
Cash flows from financing activities:
Repayments of finance lease obligations	(11.7)	(8.8)
Repayments of term loan	(5.2)	(5.2)
Repayments of receivables financing agreement	(95.0)	(24.6)
Proceeds from receivables financing agreement, net of issue costs	147.0	24.0
Proceeds from revolving credit facility	80.0	—
Proceeds from issuance of common stock, net of share issuance costs	0.9	1.0
Repurchase of common stock and distributions	(90.8)	(1.1)
Other financing activities, net	—	(2.0)
Net cash provided (used) by financing activities	25.2	(16.7)
Net change in cash and cash equivalents	(78.2)	(33.3)
Cash and cash equivalents, beginning of period	123.7	157.1
Cash and cash equivalents, end of period	$45.5	$123.8
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$8.8	$3.0
Cash paid for interest	$17.7	$22.7

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

After the completion of the IPO and through May 13, 2021, affiliates of the Sponsors controlled a majority of the voting power of the Company’s common stock. On May 14, 2021, in accordance with the terms of the Stockholders Agreement, MSD Partners, L.P. notified the Company of its election to terminate (i) its right to nominate a director pursuant to Section 2.1(a) of the Stockholders Agreement and (ii) the voting agreement pursuant to Section 2.1(j) of the Stockholders Agreement, effective immediately. As a result, the Company has not qualified as a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”) since this date.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Landscape Maintenance	$345.2	$309.7	$747.4	$672.0
Snow Removal	208.2	226.0	244.2	281.8
Maintenance Services	553.4	535.7	991.6	953.8
Development Services	159.7	117.1	314.4	254.4
Eliminations	(1.2)	(0.9)	(2.2)	(1.9)
Net service revenues	$711.9	$651.9	$1,303.8	$1,206.3

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of March 31, 2022, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $386.0. The Company expects to recognize revenue on 52% of the remaining performance obligations over the next 12 months and an additional 48% over the 12 months thereafter.

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

Changes in Deferred revenue for the six month period ended March 31, 2022 were as follows:

Deferred Revenue
Balance, September 30, 2021	$48.2
Recognition of revenue	(474.1)
Deferral of revenue	507.4
Balance, March 31, 2022	$81.5

There were $84.2 of billings and $70.1 of additions to our Unbilled revenue balance during the six month period ended March 31, 2022.

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

4. Accounts Receivable, net

Accounts receivable of $411.4 and $378.9, is net of an allowance for doubtful accounts of $4.3 and $3.2 and includes amounts of retention on incomplete projects to be completed within one year of $44.5 and $43.4 at March 31, 2022 and September 30, 2021, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	March 31, 2022	September 30, 2021
Land	—	$43.3	$42.2
Buildings and leasehold improvements	2-40 yrs.	44.3	38.6
Operating equipment	2-7 yrs.	277.1	239.1
Transportation vehicles	3-7 yrs.	314.6	288.4
Office equipment and software	3-10 yrs.	73.1	74.3
Construction in progress	—	3.9	4.1
Property and equipment		756.3	686.7
Less: Accumulated depreciation		455.0	422.3
Property and equipment, net		$301.3	$264.4

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $24.4 and $20.7 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense related to property and equipment was $45.8 and $42.3 for the six months ended March 31, 2022 and 2021, respectively.

6. Intangible Assets, Goodwill and Acquisitions

Intangible assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $12.0 and $12.5 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to intangible assets was $25.5 and $26.4 for the six months ended March 31, 2022 and 2021, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. The weighted average amortization period of intangible assets acquired during the six months ended March 31, 2022 is seven years.

Intangible assets as of March 31, 2022 and September 30, 2021 consisted of the following:

		March 31, 2022		September 30, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$711.7	$(524.8)	$694.9	$(499.8)
Trademarks	12 yrs.	3.8	(2.5)	3.8	(2.3)
Non-compete agreements	5 yrs.	2.7	(1.9)	2.7	(1.7)
Total intangible assets		$718.2	$(529.2)	$701.4	$(503.8)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2021 and March 31, 2022:

	Maintenance Services	Development Services	Total
Balance, September 30, 2020	$1,680.4	$178.9	$1,859.3
Acquisitions	77.6	13.9	91.5
Balance, September 30, 2021	$1,758.0	$192.8	$1,950.8
Acquisitions (1)	30.1	36.9	67.0
Balance, March 31, 2022	$1,788.1	$229.7	$2,017.8
(1)
The acquisitions adjustment includes the immaterial impact of foreign currency adjustments during the period.

Acquisitions

During the six months ended March 31, 2022, the Company acquired, through a series of separate transactions, 100% of the operations of six unrelated companies, one of which was allocated between Maintenance Services and Development Services. The Company paid approximately $84.4 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily customer relationship intangible assets of $16.8. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

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

7. Long-term Debt

Long-term debt consists of the following:

	March 31, 2022	September 30, 2021
Series B term loan	$996.8	$1,001.7
Receivables financing agreement	202.4	150.4
Revolving Credit Agreement	$80.0	$—
Financing costs, net	(9.5)	(11.1)
Total debt, net	1,269.7	1,141.0
Less: Current portion of long-term debt	10.4	10.4
Long-term debt, net	$1,259.3	$1,130.6

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

On August 15, 2018, the Company entered into Amendment No. 5 to the Credit Agreement (the “Amended Credit Agreement”). Under the terms of the Amended Credit Agreement, the Credit Agreement was amended to provide for: (i) a $1,037.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $260.0 five-year revolving credit facility. The Series B Term Loan matures on August 15, 2025 and bears interest at a rate per annum of LIBOR, plus 2.5%. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s First Lien Term Loans. An original discount of $2.8 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.5%. Debt repayments for the Series B Term Loan consisted of contractual payments per the Credit Agreement and totaled $5.2 for the six month periods ended March 31, 2022 and 2021.

Revolving credit facility

The Company has a five-year $260.0 revolving credit facility (the “Revolving Credit Facility”) that matures on August 15, 2023 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $210.0 revolving credit facility under the Credit Agreement. During the six months ended March 31, 2022 the Company borrowed $80.0 against the capacity. There were no borrowings or repayments under the facility for the six months ended March 31, 2021.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). The Receivables Financing Agreement provided a borrowing capacity of $175.0 through April 27, 2020. On February 21, 2019, the Company entered into the First Amendment to the Receivables Financing Agreement (the "Amendment Agreement") which increased the borrowing capacity to $200.0 and extended the term through February 20, 2022. On February 19, 2021, the Company entered into the Second Amendment to the Receivables Financing Agreement (the "Second Amendment") which extended the term through February 20, 2024 and increased the borrowing capacity to $235.0 through September 20, 2021 and $250.0 thereafter. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the six months ended March 31, 2022 the Company borrowed $147.0 against the capacity and voluntarily repaid $95.0. During the six months ended March 31, 2021 the Company borrowed $24.5 against the capacity and voluntarily repaid $24.6.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2022 and the following five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2022	$5.2
2023	90.4
2024	212.8
2025	972.2
2026 and thereafter	—
Total long-term debt	1,280.6
Less: Current maturities	10.4
Less: Original issue discount	1.4
Less: Financing costs	9.5
Total long-term debt, net	$1,259.3

The Company has estimated the fair value of its long-term debt to be approximately $1,191.8 and $1,148.7 as of March 31, 2022 and September 30, 2021, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Investments held in Rabbi Trust

A non-qualified deferred compensation plan is available to certain executives. Under this plan, participants may elect to defer up to 70% of their compensation. The Company invests the deferrals in participant-selected diversified investments that are held in a Rabbi Trust and which are classified within Other assets on the Consolidated Balance Sheets. The fair value of the investments held in the Rabbi Trust is based on the quoted market prices of the underlying mutual fund investments. These investments are based on the participants’ selected investments, which represent the underlying liabilities to the participants in the non-qualified deferred compensation plan. Gains and losses on these investments are included in Other (expense) income on the Consolidated Statements of Operations.

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022 and September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021:

	March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$13.1	$13.1	$—	$—
Interest rate swap contracts	1.6	—	1.6	—
Total assets	$14.7	$13.1	$1.6	$—
Other liabilities:
Obligation to Rabbi Trust	$13.1	$13.1	$—	$—
Total liabilities	$13.1	$13.1	$—	$—

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$13.5	$13.5	$—	$—
Fuel hedges	1.2	—	1.2	—
Total Assets	$14.7	$13.5	$1.2	$—
Other liabilities:
Interest rate swap contracts	$3.6	$—	$3.6	$—
Obligation to Rabbi Trust	13.5	13.5	—	—
Total Liabilities	$17.1	$13.5	$3.6	$—

Hedging Activities

As of March 31, 2022 and September 30, 2021, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2022. The notional amount of interest rate contracts was $500.0 at March 31, 2022 and September 30, 2021. The net deferred gain on the interest rate swaps as of March 31, 2022 of $1.2, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Income recognized in Other comprehensive income	$2.6	$0.2	$3.7	$—
Net (loss) reclassified from Accumulated other comprehensive income (loss) into Interest expense	(0.7)	(0.7)	(1.6)	(5.2)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company had entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of March 31, 2022, no fuel hedge contracts were outstanding.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Income recognized in Other comprehensive income (loss)	$—	$1.9	$0.2	$1.8
Net gain (loss) reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	—	0.4	1.5	(0.4)

9. Income Taxes

The following table summarizes the Company’s income tax (benefit) expense and effective income tax rate for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Income (loss) before income taxes	$0.6	$8.6	$(16.8)	$(7.1)
Income tax (benefit) expense	(0.1)	2.3	(4.7)	(1.4)
Effective income tax rate	-16.7%	26.7%	28.0%	19.7%

The decrease in the effective tax rate for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, is primarily attributable to the state tax expense related to the geographical distribution of the pre-tax income.

The increase in the effective tax rate for the six months ended March 31, 2022 when compared to the six months ended March 31, 2021, is primarily attributable to the state tax expense related to state tax law changes that were recorded discretely in each of the periods.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the six month period ended March 31, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	802,000	$14.31
Granted	—	—
Less: Redeemed	229,000	$14.08
Less: Forfeited	23,000	$14.39
Outstanding at March 31, 2022	550,000	$14.40

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the six month period ended March 31, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	1,299,000	$15.14
Granted	759,000	$14.94
Vested	394,000	$15.48
Forfeited	103,000	$15.02
Outstanding at March 31, 2022	1,561,000	$15.03

During the six month period ended March 31, 2022, the Company issued 759,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $14.94 per share, all of which are subject to vesting. The majority of these units will vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $10.0 over the requisite service period. During the six month period ended March 31, 2022, 394,000 RSUs vested and 103,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the six month period ended March 31, 2022 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2021	7,017,000	$21.55
Granted	783,000	$15.04
Exercised	1,000	$13.49
Forfeited	122,000	$17.55
Outstanding at March 31, 2022	7,677,000	$19.05
Vested and exercisable at March 31, 2022	4,220,000	$20.03
Expected to vest after March 31, 2022	3,457,000	$17.86

On November 18, 2021, the Company issued 783,000 stock options at a weighted average exercise price of $15.04 per share and a weighted average grant date fair value of $6.84 per share, the majority of which will vest and become exercisable ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $4.7 over the requisite service period. During the six month period ended March 31, 2022, 1,000 options were exercised and 122,000 options were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $4.6 and $5.3 in equity-based compensation expense for the three months ended March 31, 2022 and 2021, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recognized $9.3 and $10.2 in equity-based compensation expense for the six month periods ended March 31, 2022 and 2021, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $31.8 and $25.6 as of March 31, 2022 and September 30, 2021, respectively, which is expected to be recognized over a weighted average period of 1.4 and 1.2 years as of March 31, 2022 and September 30, 2021, respectively.

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

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at March 31, 2022 was $152.5, of which $47.9 was classified in current liabilities and $104.6 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2021 was $154.7, of which $50.2 was classified in current liabilities and $104.5 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at March 31, 2022 includes $22.6 related to claims recoverable from third party insurance carriers. Corresponding assets of $6.3 and $16.3 are recorded at March 31, 2022, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2021 includes $30.5 related to claims recoverable from third party insurance carriers. Corresponding assets of $8.2 and $22.3 were recorded at September 30, 2021, as Other current assets and Other assets, respectively.

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

The following is a summary of certain financial data for each of the segments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Maintenance Services	$553.4	$535.7	$991.6	$953.8
Development Services	159.7	117.1	314.4	254.4
Eliminations	(1.2)	(0.9)	(2.2)	(1.9)
Net Service Revenues	$711.9	$651.9	$1,303.8	$1,206.3
Maintenance Services	$62.9	$72.3	$108.2	$121.9
Development Services	12.8	10.9	27.3	27.9
Corporate	(16.0)	(16.4)	(33.2)	(30.5)
Adjusted EBITDA(1)	$59.7	$66.8	$102.3	$119.3
Maintenance Services	$27.1	$15.3	$48.9	$24.2
Development Services	6.9	2.0	8.1	2.3
Corporate	1.7	0.9	7.2	1.4
Capital Expenditures	$35.7	$18.2	$64.2	$27.9

(1)
Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$0.7	$6.3	$(12.1)	$(5.7)
Interest expense	10.1	9.6	19.7	23.1
Income tax (benefit) expense	(0.1)	2.3	(4.7)	(1.4)
Depreciation expense	24.4	20.7	45.8	42.3
Amortization expense	12.0	12.5	25.5	26.4
Business transformation and integration costs (a)	2.4	6.2	8.3	12.8
Offering-related expenses (b)	—	—	—	0.2
Equity-based compensation (c)	4.6	5.3	9.4	10.2
COVID-19 related expenses (d)	5.6	3.9	10.4	11.4
Adjusted EBITDA	$59.7	$66.8	$102.3	$119.3

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Severance and related costs	$—	$—	$0.3	$0.2
Business integration (e)	0.5	2.1	4.5	5.7
IT infrastructure, transformation, and other (f)	1.9	4.1	3.5	6.9
Business transformation and integration costs	$2.4	$6.2	$8.3	$12.8
(b)
Represents transaction related expenses incurred for IPO related litigation and completed or contemplated subsequent registration statements.
(c)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(d)
Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment, cleaning and supply purchases, and other.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common stockholders	$0.7	$6.3	$(12.1)	$(5.7)
Denominator:
Weighted average number of common shares outstanding – basic	100,282,000	105,183,000	102,705,000	105,165,000
Basic income (loss) per share	$0.01	$0.06	$(0.12)	$(0.05)

Weighted average number of common shares outstanding – diluted	100,608,000	105,670,000	102,705,000	105,165,000
Diluted income (loss) per share	$0.01	$0.06	$(0.12)	$(0.05)
Other Information:
Weighted average number of anti-dilutive options and restricted stock(a)	4,005,787	7,719,000	5,363,000	7,754,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

14. Subsequent events

On March 13, 2022, the Company entered into an agreement to repurchase 5,906,954 shares from MSD Valley Investments, LLC at $12.33 per share under the share repurchase program announced on December 6, 2021. Such repurchase transaction was completed on April 4, 2022.

On April 22, 2022, the Company, entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the Existing Credit Agreement was amended (the “Amended Credit Agreement”) to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight funding rate (“Term SOFR”) plus a margin of 3.25% or a base rate (“ABR”) plus a margin of 2.25%, subject to SOFR and ABR floors of 0.5% and 1.5%, respectively. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s Existing Credit Agreement. The Revolving Credit Facility matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00 to 2.50% or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.5% and 1.5%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Company's interest rate derivatives continue to qualify as cash flow hedges when applied to the Amendment Agreement in accordance with ASC 815 and ASC 848.

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 7 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 290 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

Our Segments

We report our results of operations through two reportable segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 34 U.S. states, and, through our qualified service partner network, we are able to efficiently provide nationwide coverage in all 50 U.S. states.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the six months ended March 31, 2022, the Company acquired six businesses and paid approximately $84.4 million in aggregate consideration, net of cash acquired. We incurred $4.5 million of integration costs during the first six months of fiscal 2022, of which $3.4 million related to acquisitions completed prior to fiscal 2022 and $1.1 million related to acquisitions completed during fiscal 2022. Integration costs vary in amount due to the number of acquisitions and size of acquired companies as well as factors specific to each acquisition, and as a result lack predictability as to occurrence and/or timing, and create a lack of comparability between periods. Costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the second quarter of 2021 and 2022 may not be indicative of the Company’s future results. We have experienced and may experience a loss in revenue as a result of restrictions on our ability to operate our business. In addition, any further economic deterioration resulting from the impacts of the COVID-19 pandemic would negatively impact our results of operations and financial condition. Further, the degree of the impact on our business continues to be unpredictable as it will depend on factors such as the duration and spread of COVID-19, including new variants; the extent of vaccinations, vaccine mandates, the cost of complying with such mandates, and the extent to which a mandate impacts our workforce, including employee recruiting and attrition; inflationary pressures and increased costs for materials; and the timing and success of the reopening of the economy. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Net service revenues	$711.9	$651.9	$1,303.8	$1,206.3
Cost of services provided	554.8	493.8	1,006.8	914.6
Gross profit	157.1	158.1	297.0	291.7
Selling, general and administrative expense	133.4	127.9	268.2	251.3
Amortization expense	12.0	12.5	25.5	26.4
Income from operations	11.7	17.7	3.3	14.0
Other (expense) income	(1.0)	0.5	(0.4)	2.0
Interest expense	10.1	9.6	19.7	23.1
Income (loss) before income taxes	0.6	8.6	(16.8)	(7.1)
Income tax (benefit) expense	(0.1)	2.3	(4.7)	(1.4)
Net income (loss)	$0.7	$6.3	$(12.1)	$(5.7)
Adjusted EBITDA(1)	$59.7	$66.8	$102.3	$119.3
Adjusted Net Income(1)	$18.3	$27.2	$26.5	$40.1
Earnings (loss) per Share	$0.01	$0.06	$(0.12)	$(0.05)
Adjusted Earnings per Share(1)	$0.18	$0.26	$0.26	$0.38
Cash flows from operating activities	$64.7	$78.3	$42.3	$83.4
Free Cash Flow(1)	$30.5	$62.9	$(19.3)	$58.9

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Net Service Revenues

Net service revenues for the three months ended March 31, 2022 increased $60.0 million, or 9.2%, to $711.9 million, from $651.9 million in the 2021 period. The increase was driven by increases in Maintenance Services revenues of $17.7 million and Development Services revenues of $42.6 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended March 31, 2022 decreased $1.0 million, or 0.6%, to $157.1 million, from $158.1 million in the 2021 period. Gross margin decreased 220 basis points, to 22.1%, in the three months ended March 31, 2022, from 24.3% in the 2021 period. The decreases in gross profit and gross margin were principally driven by increases in materials and fuel costs which were offset by increases in Maintenance Services and Development Services revenues described further below in Segment Results.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2022 increased $5.5 million, or 4.3%, to $133.4 million, from $127.9 million in the 2021 period. The increase was driven principally by the impact of acquisitions and the reinstatement of the employer match for the employee savings plan. As a percentage of revenue, Selling, general and administrative expense decreased 90 basis points for the three months ended March 31, 2022 to 18.7%, from 19.6% in the 2021 period due to the items noted above.

Amortization Expense

Amortization expense for the three months ended March 31, 2022 decreased $0.5 million, or 4.0%, to $12.0 million, from $12.5 million in the 2021 period. The decrease was principally due to a $1.0 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by a $0.5 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other (Expense) Income

Other expense was $1.0 million for the three months ended March 31, 2022 compared to income of $0.5 million in the 2021 period. The decrease of $1.5 million was driven principally by the change in value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the three months ended March 31, 2022 increased $0.5 million, or 5.2%, to $10.1 million, from $9.6 million in the 2021 period. The increase was driven principally by the outstanding balance on the Revolving credit facility during the 2022 period in comparison to the 2021 period.

Income Tax Benefit

For the three months ended March 31, 2022, Income tax benefit was $0.1 million, compared to an Income tax expense of $2.3 million in the 2021 period. The change was primarily attributable to the change in the Company’s pretax income of $0.6 million in the current period compared to pretax income of $8.6 million in the prior period, as well as the state tax expense related to the geographical distribution of the pre-tax income.

Net Income

For the three months ended March 31, 2022, Net income was $0.7 million, compared to $6.3 million in the 2021 period due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $7.1 million for the three months ended March 31, 2022, to $59.7 million, from $66.8 million in the 2021 period. Adjusted EBITDA as a percentage of revenue was 8.4% and 10.2% for the three months ended March 31, 2022 and 2021, respectively. The decrease in Adjusted EBITDA was primarily driven by a decrease of $9.4 million, or 13.0% in Maintenance Services Segment Adjusted EBITDA offset by an increase of $1.9 million, or 17.4% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended March 31, 2022 decreased $8.9 million to $18.3 million, from $27.2 million in the 2021 period due to the changes noted above.

Six Months Ended March 31, 2022 compared to Six Months Ended March 31, 2021

Net Service Revenues

Net service revenues for the six months ended March 31, 2022 increased $97.5 million, or 8.1%, to $1,303.8 million, from $1,206.3 million in the 2021 period. The increase was driven by increases in Maintenance Services revenues of $37.8 million and Development Services revenues of $60.0 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the six months ended March 31, 2022 increased $5.3 million, or 1.8%, to $297.0 million, from $291.7 million in the 2021 period. Gross margin decreased 140 basis points, to 22.8%, in the six months ended March 31, 2022, from 24.2% in the 2021 period. The increase in gross profit was principally driven by the increases in Maintenance Services and Development Services revenues described further below in Segment Results. The decrease in gross margin was driven by increases in materials and fuel costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six months ended March 31, 2022 increased $16.9 million, or 6.7%, to $268.2 million, from $251.3 million in the 2021 period. The increase was primarily due to the impact of acquisitions and the reinstatement of the employer match for the employee savings plan as well as a slight increase in travel costs. As a percentage of revenue, Selling, general and administrative expense decreased 20 basis points for the six months ended March 31, 2022 to 20.6%, from 20.8% in the 2021 period due to the items noted above.

Amortization Expense

Amortization expense for the six months ended March 31, 2022 decreased $0.9 million, or 3.4%, to $25.5 million, from $26.4 million in the 2021 period. The decrease was principally due to a $2.2 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by a $1.3 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other (Expense) Income

Other expense was $0.4 million for the six months ended March 31, 2022 compared to income of $2.0 million in the 2021 period. The decrease of $2.4 million was driven principally by changes in the value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the six months ended March 31, 2022 decreased $3.4 million, or 14.7%, to $19.7 million, from $23.1 million in the 2021 period. The decrease was driven primarily by the impact of our interest rate swaps for the period which was partially offset by interest related to the outstanding balance on the Revolving credit facility during the 2022 period in comparison to the 2021 period.

Income Tax Benefit

For the six months ended March 31, 2022, Income tax benefit was $4.7 million, compared to an Income tax benefit of $1.4 million in the 2021 period. The change was primarily attributable to the change in the Company’s pretax loss of $16.8 million in the current period compared to pretax loss of $7.1 million in the prior period as well as the state tax expense related to state tax law changes that were recorded discretely in each of the periods.

Net Income (Loss)

For the six months ended March 31, 2022, Net loss was $12.1 million, compared to a Net loss of $5.7 million in the 2021 period due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $17.0 million for the six months ended March 31, 2022, to $102.3 million, from $119.3 million in the 2021 period. Adjusted EBITDA as a percentage of revenue was 7.8% and 9.9% for the six months ended March 31, 2022 and 2021, respectively. The decrease in Adjusted EBITDA was primarily driven by a decrease of $13.7 million, or 11.2% in Maintenance Services Segment Adjusted EBITDA and a decrease of $0.6 million, or 2.2% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the six months ended March 31, 2022 decreased $13.6 million to $26.5 million, from $40.1 million in the 2021 period due to the changes noted above.

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

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Free Cash Flow. Adjusted EPS is defined as Adjusted Net Income (shown below) divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS and presented in Note 13 “Earnings (Loss) Per Share of Common Stock” in the Notes to our unaudited consolidated financial statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA
Net income (loss)	$0.7	$6.3	$(12.1)	$(5.7)
Plus:
Interest expense, net	10.1	9.6	19.7	23.1
Income tax (benefit) expense	(0.1)	2.3	(4.7)	(1.4)
Depreciation expense	24.4	20.7	45.8	42.3
Amortization expense	12.0	12.5	25.5	26.4
Business transformation and integration costs (a)	2.4	6.2	8.3	12.8
Offering-related expenses (b)	—	—	—	0.2
Equity-based compensation (c)	4.6	5.3	9.4	10.2
COVID-19 related expenses (d)	5.6	3.9	10.4	11.4
Adjusted EBITDA	$59.7	$66.8	$102.3	$119.3
Adjusted Net Income
Net income (loss)	$0.7	$6.3	$(12.1)	$(5.7)
Plus:
Amortization expense	12.0	12.5	25.5	26.4
Business transformation and integration costs (a)	2.4	6.2	8.3	12.8
Offering-related expenses (b)	—	—	—	0.2
Equity-based compensation (c)	4.6	5.3	9.4	10.2
COVID-19 related expenses (d)	5.6	3.9	10.4	11.4
Income tax adjustment (e)	(7.0)	(7.0)	(15.0)	(15.2)
Adjusted Net Income	$18.3	$27.2	$26.5	$40.1
Free Cash Flow
Cash flows from operating activities	$64.7	$78.3	$42.3	$83.4
Minus:
Capital expenditures	35.7	18.2	64.2	27.9
Plus:
Proceeds from sale of property and equipment	1.5	2.8	2.6	3.4
Free Cash Flow	$30.5	$62.9	$(19.3)	$58.9

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Severance and related costs	$—	$—	$0.3	$0.2
Business integration (f)	0.5	2.1	4.5	5.7
IT infrastructure, transformation, and other (g)	1.9	4.1	3.5	6.9
Business transformation and integration costs	$2.4	$6.2	$8.3	$12.8

(b)
Represents transaction related expenses incurred for IPO related litigation and completed or contemplated subsequent registration statements.
(c)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(d)
Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment, cleaning and supply purchases, and other.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2022	2021	2022	2021
Tax impact of pre-tax income adjustments	$7.0	$7.2	$15.0	$14.9
Discrete tax items	-	(0.2)	-	0.3
Income tax adjustment	$7.0	$7.0	$15.0	$15.2

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

Segment Results for the Three Months Ended March 31, 2022 and 2021

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended March 31,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$553.4	$535.7	3.3%
Segment Adjusted EBITDA	$62.9	$72.3	(13.0)%
Segment Adjusted EBITDA Margin	11.4%	13.5%	(210) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended March 31, 2022 increased by $17.7 million, or 3.3%, from the 2021 period. The increase was primarily driven by a $25.2 million, or 8.1%, increase in underlying commercial landscape services underpinned by a combination of contract services growth and to a greater extent ancillary services growth, as well as a $22.1 million revenue contribution from acquired businesses. Offsetting this was a decrease of $17.8 million in snow removal services principally driven by lower snowfall, net of $11.8 million from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2022 decreased by $9.4 million to $62.9 million from $72.3 million in the 2021 period. Segment Adjusted EBITDA Margin decreased 210 basis points, to 11.4%, in the three months ended March 31, 2022, from 13.5% in the 2021 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by the decrease in snow removal revenues described above and higher fuel costs which were partially offset by increases in underlying commercial landscape services and revenues from acquisitions discussed above.

Development Services Segment Results

	Three Months Ended March 31,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$159.7	$117.1	36.4%
Segment Adjusted EBITDA	$12.8	$10.9	17.4%
Segment Adjusted EBITDA Margin	8.0%	9.3%	(130) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended March 31, 2022 increased $42.6 million, or 36.4%, compared to the 2021 period. The increase was principally driven by an increase in Development Services project volumes of $27.8 million coupled with $14.9 million of revenue contributions from acquired businesses.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2022 increased $1.9 million, to $12.8 million, compared to the 2021 period principally due to the increase in revenues described above. Segment Adjusted EBITDA Margin decreased 130 basis points, to 8.0% for the quarter from 9.3% in the 2021 period primarily as a result of higher material and fuel costs, partially offset by improved labor costs as a percentage of revenue.

Segment Results for the Six Months Ended March 31, 2022 and 2021

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Six Months Ended March 31,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$991.6	$953.8	4.0%
Segment Adjusted EBITDA	$108.2	$121.9	(11.2)%
Segment Adjusted EBITDA Margin	10.9%	12.8%	(190) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the six months ended March 31, 2022 increased by $37.8 million, or 4.0%, from the 2021 period. The increase was primarily driven by a $51.5 million, or 7.7%, increase in underlying commercial landscape services underpinned by a combination of contract services growth and to a greater extent ancillary services growth, as well as a $39.9 million revenue contribution from acquired businesses. Offsetting this was a decrease of $37.6 million in snow removal services, net of $16.0 million from acquired businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the six months ended March 31, 2022 decreased by $13.7 million to $108.2 million from $121.9 million in the 2021 period. Segment Adjusted EBITDA Margin decreased 190 basis points, to 10.9%, in the six months ended March 31, 2021, from 12.8% in the 2021 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by the decrease in snow removal revenues described above and higher fuel costs which were partially offset by increases in underlying commercial landscape services and revenues from acquisitions discussed above.

Development Services Segment Results

	Six Months Ended March 31,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$314.4	$254.4	23.6%
Segment Adjusted EBITDA	$27.3	$27.9	(2.2)%
Segment Adjusted EBITDA Margin	8.7%	11.0%	(230) bps

Development Services Net Service Revenues

Development Services net service revenues for the six months ended March 31, 2022 increased $60.0 million, or 23.6%, compared to the 2021 period. The increase was principally driven by a $36.8 million revenue contribution from acquired businesses combined with an increase of $23.2 million due to additional project volumes.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the six months ended March 31, 2022 decreased $0.6 million, to $27.3 million, compared to the 2021 period. Segment Adjusted EBITDA Margin decreased 230 basis points, to 8.7% for the period from 11.0% in the 2021 period. Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin decreased principally due to higher material costs as a percentage of revenue which more than offset the increase in revenues described above.

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

(in millions)	March 31, 2022	September 30, 2021
Cash and cash equivalents	$45.5	$123.7

Short-term borrowings and current maturities of long-term debt	$10.4	$10.4
Long-term debt	1,259.3	1,130.6
Total debt, net	$1,269.7	$1,141.0

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Six Months Ended March 31,
(in millions)	2022	2021
Operating activities	$42.3	$83.4
Investing activities	$(145.7)	$(100.0)
Financing activities	$25.2	$(16.7)
Free Cash Flow (1)	$(19.3)	$58.9

(1)
See the “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2022 decreased $41.1 million, to $42.3 million, from $83.4 million in the 2021 period. This decrease was due to a decrease in the cash provided by accounts payable and other operating liabilities principally due to the repayment of the payroll tax deferral under the CARES Act coupled with a reduction in cash provided by other operating assets. This was partially offset by an increase in cash provided by accounts receivable and unbilled and deferred revenue.

Cash Flows used in Investing Activities

Net cash used in investing activities increased $45.7 million to $145.7 million for the six months ended March 31, 2022 from $100.0 million in the 2021 period. The increase was driven by an increase of $36.3 million in cash used for capital expenditures driven principally by pandemic-related supply chain challenges combined with an increase of $8.7 million in cash used for acquisitions in comparison to the prior period.

Cash Flows provided (used) in Financing Activities

Net cash flows provided by financing activities of $25.2 million for the six months ended March 31, 2022 included proceeds from our Receivables Financing Agreement of $147.0 million and proceeds from our Revolving Credit Facility of $80.0 million which were offset by repayments of the Receivables Financing Agreement of $95.0 million, repurchases of common stock and distributions of $90.8 million and repayments of finance lease obligations of $5.6 million.

Free Cash Flow

Free Cash Flow decreased $78.2 million to an outflow of $19.3 million for the six months ended March 31, 2022 from an inflow of $58.9 million in the 2021 period. The decrease in Free Cash Flow was due to an increase in cash used for capital expenditures and a decrease in net cash provided by operating activities, as described above.

Working Capital

(in millions)	March 31, 2022	September 30, 2021
Net Working Capital:
Current assets	$664.0	$710.8
Less: Current liabilities	525.7	496.1
Net working capital	$138.3	$214.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $76.4 million to $138.3 million at March 31, 2022, from $214.7 million at September 30, 2021, primarily driven by a decrease in cash and cash equivalents of $78.2 million, an increase in deferred revenue of $33.3 million, a decrease in unbilled revenue of $14.1 million and an increase in accounts payable of $13.7 million. This was partially offset by an increase in accounts receivable, net of $32.5 million, a decrease in accrued expenses and other liabilities of $17.9 million and an increase in other current assets of $13.0 million.

Description of Indebtedness

As of March 31, 2022, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of March 31, 2022, outside of the Company's agreement to repurchase shares from MSD Valley Investments, LLC entered into in March 2022, as referenced in Part II Item 2 of this document, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2021 in our Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022 at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the three months ended March 31, 2022:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1, 2022 - January 31, 2022	5,906,954	$13.98	5,906,954	$167,338,854
February 1, 2022 - February 28, 2022	466,532	$13.12	466,532	$161,217,551
March 1, 2022 - March 31, 2022	—	—	—	$161,217,551
Total	6,373,486	$13.92	6,373,486	$161,217,551

(1)
On December 6, 2021, the Company announced a share repurchase program allowing us to repurchase up to $250 million of common stock. On March 13, 2021, the Company entered into an agreement to repurchase 5,906,954 shares from MSD Valley Investments, LLC at $12.33 per share. Such repurchase transaction was completed on April 4, 2022 and is excluded from the table above.

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

10.1

Repurchase Agreement, dated as of March 13, 2022, by and between BrightView Holdings, Inc. and MSD Valley Investments, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 15, 2022)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: May 5, 2022	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)