Form 10-Q
period 2022-06-30
BrightView Holdings, Inc.
filed 2022-08-04
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2022 was 93,000,000.

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

Words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” “continues,” or “anticipates,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, or guarantees of future performance and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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
•
higher operational and supply costs and expenses due to inflation, and our inability to pass higher costs and expenses onto our customers through price increases;
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
•
the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility that integration efforts will disrupt our business and strain management time and resources;
•
the seasonal nature of our landscape maintenance services;
•
our dependence on weather conditions and the impact of severe weather and climate change on our business;
•
increases in prices for raw materials, labor and fuel caused by rising inflation, or otherwise;
•
disruptions in our supply chain and changes in our ability to source adequate supplies and materials in a timely manner;
•
any failure to accurately estimate the overall risk, requirements, or costs when we bid on or negotiate contracts that are ultimately awarded to us;
•
the conditions and periodic fluctuations of real estate markets, including residential and commercial construction;
•
our ability to retain or hire our executive management and other key personnel;

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
•
our ability to meet our environmental, social and governance (“ESG”) goals and targets and the possibility that complying with ESG standards and meeting our goals may be significantly more costly than anticipated;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	June 30, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$26.3	$123.7
Accounts receivable, net	422.4	378.9
Unbilled revenue	121.1	111.2
Other current assets	114.0	97.0
Total current assets	683.8	710.8
Property and equipment, net	323.0	264.4
Intangible assets, net	186.4	197.6
Goodwill	2,005.4	1,950.8
Operating lease assets	78.4	69.5
Other assets	40.0	44.5
Total assets	$3,317.0	$3,237.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$159.0	$144.4
Current portion of long-term debt	12.0	10.4
Deferred revenue	73.0	48.2
Current portion of self-insurance reserves	49.6	50.2
Accrued expenses and other current liabilities	210.5	220.9
Current portion of operating lease liabilities	25.6	22.0
Total current liabilities	529.7	496.1
Long-term debt, net	1,336.4	1,130.6
Deferred tax liabilities	56.2	70.8
Self-insurance reserves	101.6	104.5
Long-term operating lease liabilities	59.2	54.2
Other liabilities	36.5	38.7
Total liabilities	2,119.6	1,894.9
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and September 30, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 105,700,000 and 105,200,000 shares issued and 93,000,000 and 105,200,000 shares outstanding as of June 30, 2022 and September 30, 2021, respectively	1.1	1.1
Treasury stock, at cost; 12,700,000 and 287,000 shares as of June 30, 2022 and September 30, 2021, respectively	(168.1)	(4.4)
Additional paid-in-capital	1,504.7	1,489.1
Accumulated deficit	(142.9)	(141.6)
Accumulated other comprehensive income (loss)	2.6	(1.5)
Total stockholders’ equity	1,197.4	1,342.7
Total liabilities and stockholders’ equity	$3,317.0	$3,237.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net service revenues	$747.4	$673.6	$2,051.2	$1,879.9
Cost of services provided	558.2	494.6	1,565.0	1,409.2
Gross profit	189.2	179.0	486.2	470.7
Selling, general and administrative expense	131.3	123.1	399.5	374.4
Amortization expense	13.2	12.6	38.7	39.0
Income from operations	44.7	43.3	48.0	57.3
Other (expense) income	(14.6)	0.8	(15.1)	2.8
Interest expense	14.8	9.4	34.5	32.5
Income (loss) before income taxes	15.3	34.7	(1.6)	27.6
Income tax expense (benefit)	4.5	9.5	(0.3)	8.1
Net income (loss)	$10.8	$25.2	$(1.3)	$19.5
Income (loss) per share:
Basic income (loss) per share	$0.12	$0.24	$(0.01)	$0.19
Diluted income (loss) per share	$0.12	$0.24	$(0.01)	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$10.8	$25.2	$(1.3)	$19.5
Net derivative gains and other costs arising during the period, net of tax expense of $0.5; $0.3; $1.5; and $1.0, respectively (1)	1.1	0.7	3.9	1.9
Reclassification of losses (gains) into net income (loss), net of tax (expense) benefit of $0.0; $(0.1); $0.0; and $1.4, respectively	0.1	(0.3)	0.2	3.9
Other comprehensive income	1.2	0.4	4.1	5.8
Comprehensive income	$12.0	$25.6	$2.8	$25.3
(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended June 30, 2022 and 2021

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, March 31, 2022	105.7	$1.1	$1,499.9	$(153.7)	$1.4	$(95.2)	$1,253.5
Net income	—	—	—	10.8	—	—	10.8
Other comprehensive income, net of tax	—	—	—	—	1.2	—	1.2
Equity-based compensation	—	—	4.8	—	—	—	4.8
Repurchase of common stock and distributions	—	—	—	—	—	(72.9)	(72.9)
Balance, June 30, 2022	105.7	$1.1	$1,504.7	$(142.9)	$2.6	$(168.1)	$1,197.4

Balance, September 30, 2021	105.2	$1.1	$1,489.1	$(141.6)	$(1.5)	$(4.4)	$1,342.7
Net (loss)	—	—	—	(1.3)	—	—	(1.3)
Other comprehensive income, net of tax	—	—	—	—	4.1	—	4.1
Capital contributions and issuance of common stock	0.5	—	1.6	—	—	—	1.6
Equity-based compensation	—	—	14.0	—	—	—	14.0
Repurchase of common stock and distributions	—	—	—	—	—	(163.7)	(163.7)
Balance, June 30, 2022	105.7	$1.1	$1,504.7	$(142.9)	$2.6	$(168.1)	$1,197.4

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2021	105.2	$1.1	$1,479.4	$(193.6)	$(1.5)	$(3.6)	$1,281.8
Net income	—	—	—	25.2	—	—	25.2
Other comprehensive income, net of tax	—	—	—	—	0.4	—	0.4
Equity-based compensation	—	—	5.3	—	—	—	5.3
Repurchase of common stock and distributions	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2021	105.2	$1.1	$1,484.7	$(168.4)	$(1.1)	$(3.7)	$1,312.6

Balance, September 30, 2020	104.9	$1.0	$1,467.8	$(187.9)	$(6.9)	$(2.5)	$1,271.5
Net income	—	—	—	19.5	—	—	19.5
Other comprehensive income, net of tax	—	—	—	—	5.8	—	5.8
Capital contributions and issuance of common stock	0.3	0.1	1.5	—	—	—	1.6
Equity-based compensation	—	—	15.4	—	—	—	15.4
Repurchase of common stock and distributions	—	—	—	—	—	(1.2)	(1.2)
Balance, June 30, 2021	105.2	$1.1	$1,484.7	$(168.4)	$(1.1)	$(3.7)	$1,312.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1.3)	$19.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	71.5	63.6
Amortization of intangible assets	38.7	39.0
Amortization of financing costs and original issue discount	2.8	2.8
Loss on debt extinguishment	12.6	—
Deferred taxes	(12.7)	7.7
Equity-based compensation	14.0	15.4
Realized loss on hedges	0.2	5.3
Other non-cash activities, net	(2.5)	(2.2)
Change in operating assets and liabilities:
Accounts receivable	(28.8)	(29.9)
Unbilled and deferred revenue	16.0	(6.3)
Other operating assets	(7.6)	11.0
Accounts payable and other operating liabilities	(37.2)	7.5
Net cash provided by operating activities	65.7	133.4
Cash flows from investing activities:
Purchase of property and equipment	(88.1)	(44.7)
Proceeds from sale of property and equipment	5.4	7.5
Business acquisitions, net of cash acquired	(89.4)	(106.2)
Other investing activities, net	—	0.4
Net cash (used) by investing activities	(172.1)	(143.0)
Cash flows from financing activities:
Repayments of finance lease obligations	(18.1)	(12.3)
Repayments of term loan	(1,003.3)	(7.8)
Repayments of receivables financing agreement	(203.0)	(24.6)
Repayments of revolving credit facility	(165.0)	—
Proceeds from term loan, net of issuance costs	1,180.1	—
Proceeds from receivables financing agreement, net of issuance costs	223.7	24.0
Proceeds from revolving credit facility	165.0	—
Debt issuance costs	(4.6)	—
Proceeds from issuance of common stock, net of share issuance costs	1.3	1.4
Repurchase of common stock and distributions	(163.7)	(1.2)
Other financing activities, net	(3.4)	(2.0)
Net cash provided (used) by financing activities	9.0	(22.5)
Net change in cash and cash equivalents	(97.4)	(32.1)
Cash and cash equivalents, beginning of period	123.7	157.1
Cash and cash equivalents, end of period	$26.3	$125.0
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$16.5	$3.8
Cash paid for interest	$31.1	$31.1

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

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for the Company in the first quarter of fiscal 2023 and will be applied to business combinations beginning in the period of adoption, prospectively. The Company is in the process of evaluating the impact of ASU No. 2021-08 on its consolidated financial statements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Landscape Maintenance	$548.9	$521.2	$1,296.3	$1,193.2
Snow Removal	12.9	3.4	257.1	285.2
Maintenance Services	561.8	524.6	1,553.4	1,478.4
Development Services	186.4	150.3	500.8	404.7
Eliminations	(0.8)	(1.3)	(3.0)	(3.2)
Net service revenues	$747.4	$673.6	$2,051.2	$1,879.9

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of June 30, 2022, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $422.6. The Company expects to recognize revenue on 53% of the remaining performance obligations over the next 12 months and an additional 47% over the 12 months thereafter.

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

Changes in Deferred revenue for the nine month period ended June 30, 2022 were as follows:

Deferred Revenue
Balance, September 30, 2021	$48.2
Recognition of revenue	(800.1)
Deferral of revenue	824.9
Balance, June 30, 2022	$73.0

There were $126.7 of billings and $136.6 of additions to our Unbilled revenue balance during the nine month period ended June 30, 2022.

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

4. Accounts Receivable, net

Accounts receivable of $422.4 and $378.9, is net of an allowance for doubtful accounts of $4.1 and $3.2 and includes amounts of retention on incomplete projects to be completed within one year of $48.6 and $43.4 at June 30, 2022 and September 30, 2021, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	June 30, 2022	September 30, 2021
Land	—	$43.3	$42.2
Buildings and leasehold improvements	2-40 yrs.	45.8	38.6
Operating equipment	2-7 yrs.	303.1	239.1
Transportation vehicles	3-7 yrs.	321.2	288.4
Office equipment and software	3-10 yrs.	74.5	74.3
Construction in progress	—	4.5	4.1
Property and equipment		792.4	686.7
Less: Accumulated depreciation		469.4	422.3
Property and equipment, net		$323.0	$264.4

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $25.7 and $21.3 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense related to property and equipment was $71.5 and $63.6 for the nine months ended June 30, 2022 and 2021, respectively.

6. Intangible Assets, Goodwill and Acquisitions

Intangible assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $13.2 and $12.6 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $38.7 and $39.0 for the nine months ended June 30, 2022 and 2021, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. The weighted average amortization period of intangible assets acquired during the nine months ended June 30, 2022 is seven years.

Intangible assets as of June 30, 2022 and September 30, 2021 consisted of the following:

		June 30, 2022		September 30, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$722.3	$(537.8)	$694.9	$(499.8)
Trademarks	12 yrs.	3.8	(2.5)	3.8	(2.3)
Non-compete agreements	5 yrs.	2.7	(2.1)	2.7	(1.7)
Total intangible assets		$728.8	$(542.4)	$701.4	$(503.8)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2021 and June 30, 2022:

	Maintenance Services	Development Services	Total
Balance, September 30, 2020	$1,680.4	$178.9	$1,859.3
Acquisitions	77.6	13.9	91.5
Balance, September 30, 2021	$1,758.0	$192.8	$1,950.8
Acquisitions (1)	31.4	23.2	54.6
Balance, June 30, 2022	$1,789.4	$216.0	$2,005.4
(1)
The acquisitions adjustment includes the immaterial impact of foreign currency adjustments during the period.

Acquisitions

During the nine months ended June 30, 2022, the Company acquired, through a series of separate transactions, 100% of the operations of seven unrelated companies, one of which was allocated between Maintenance Services and Development Services. The Company paid approximately $89.4 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily customer relationship intangible assets of $27.4. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

During the nine months ended June 30, 2021, the Company acquired, through a series of separate transactions, 100% of the operations of seven unrelated companies, of which two were allocated between both Maintenance Services and Development Services. The Company paid approximately $106.2 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The identifiable assets acquired were primarily customer relationship intangible assets of $25.6. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and workforce in place. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

7. Long-term Debt

Long-term debt consists of the following:

	June 30, 2022	September 30, 2021
Series B term loan	$1,187.9	$1,001.7
Receivables financing agreement	171.4	150.4
Revolving Credit Agreement	—	—
Financing costs, net	(10.9)	(11.1)
Total debt, net	1,348.4	1,141.0
Less: Current portion of long-term debt	12.0	10.4
Long-term debt, net	$1,336.4	$1,130.6

First Lien credit facility term loans and Series B Term Loan due 2029

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

On April 22, 2022, the Company, entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement (as amended prior to but not including under the Amendment Agreement, the “Amended Credit Agreement”) was amended to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight funding rate (“Term SOFR”) plus a margin of 3.25% or a base rate (“ABR”) plus a margin of 2.25%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s Amended Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $12.6 due to accelerated amortization of deferred financing fees and original issue discount included in the Other (expense) income line of the Consolidated Statements of Operations. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. Debt repayments for the Series B Term Loan totaled $1,003.3 and $7.8 for the nine month periods ended June 30, 2022 and 2021.

Revolving credit facility

The Company has a five-year $300.0 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Amended Credit Agreement. There were $165.0 borrowings under the facility for the nine months ended June 30, 2022, of which, $165.0 were repaid during the same period. There were no borrowings or repayments under the facility for the nine months ended June 30, 2021.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On February 19, 2021, the Company entered into the Second Amendment to the Receivables Financing Agreement (the "Second Amendment") which extended the term through February 20, 2024 and increased the borrowing capacity to $235.0 through September 20, 2021 and $250.0 thereafter. On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the "Third Amendment") which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the nine months ended June 30, 2022 the

Company borrowed $224.0 against the capacity and voluntarily repaid $203.0. During the nine months ended June 30, 2021 the Company borrowed $24.5 against the capacity and voluntarily repaid $24.6.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2022 and the following five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2022	$3.0
2023	12.0
2024	12.0
2025	183.4
2026 and thereafter	1,161.0
Total long-term debt	1,371.4
Less: Current maturities	12.0
Less: Original issue discount	12.1
Less: Financing costs	10.9
Total long-term debt, net	$1,336.4

The Company has estimated the fair value of its long-term debt to be approximately $1,311.5 and $1,148.7 as of June 30, 2022 and September 30, 2021, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022 and September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021:

	June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.0	$11.0	$—	$—
Interest rate swap contracts	3.5	—	3.5	—
Total assets	$14.5	$11.0	$3.5	$—
Other liabilities:
Obligation to Rabbi Trust	$11.0	$11.0	$—	$—
Total liabilities	$11.0	$11.0	$—	$—

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$13.5	$13.5	$—	$—
Fuel hedges	1.2	—	1.2	—
Total Assets	$14.7	$13.5	$1.2	$—
Other liabilities:
Interest rate swap contracts	$3.6	$—	$3.6	$—
Obligation to Rabbi Trust	13.5	13.5	—	—
Total Liabilities	$17.1	$13.5	$3.6	$—

Hedging Activities

As of June 30, 2022 and September 30, 2021, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income (loss) is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2022. The notional amount of interest rate contracts was $500.0 at June 30, 2022 and September 30, 2021. The net deferred gain on the interest rate swaps as of June 30, 2022 of $2.6, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Income (loss) recognized in Other comprehensive income	$1.8	$(0.2)	$5.4	$(0.3)
Net (loss) reclassified from Accumulated other comprehensive income (loss) into Interest expense	(0.1)	(0.8)	(1.7)	(6.1)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company had entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of June 30, 2022, no fuel hedge contracts were outstanding.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Income recognized in Other comprehensive income (loss)	$—	$1.2	$0.2	$3.2
Net gain (loss) reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	—	1.2	1.5	0.8

9. Income Taxes

The following table summarizes the Company’s income tax (benefit) expense and effective income tax rate for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$15.3	$34.7	$(1.6)	$27.6
Income tax expense (benefit)	4.5	9.5	(0.3)	8.1
Effective income tax rate	29.4%	27.4%	18.7%	29.3%

The increase in the effective tax rate for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021, is primarily attributable to the state tax expense related to the geographical distribution of the pre-tax income.

The decrease in the effective tax rate for the nine months ended June 30, 2022 when compared to the nine months ended June 30, 2021, is primarily attributable to the state tax expense related to state tax law changes that were recorded discretely in each of the periods.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the nine month period ended June 30, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	802,000	$14.31
Granted	—	—
Less: Redeemed	235,000	$14.10
Less: Forfeited	23,000	$14.39
Outstanding at June 30, 2022	544,000	$14.40

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the nine month period ended June 30, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	1,299,000	$15.14
Granted	955,000	$14.57
Vested	428,000	$15.31
Forfeited	165,000	$15.41
Outstanding at June 30, 2022	1,661,000	$14.76

During the nine month period ended June 30, 2022, the Company issued 955,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $14.57 per share, all of which are subject to vesting. The majority of these units will vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $12.2 over the requisite service period. During the nine month period ended June 30, 2022, 428,000 RSUs vested and 165,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the nine month period ended June 30, 2022 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2021	7,017,000	$21.55
Granted	783,000	$15.04
Exercised	1,000	$13.49
Forfeited	251,000	$18.09
Outstanding at June 30, 2022	7,548,000	$19.06
Vested and exercisable at June 30, 2022	4,311,000	$20.09
Expected to vest after June 30, 2022	3,237,000	$17.69

On November 18, 2021, the Company issued 783,000 stock options at a weighted average exercise price of $15.04 per share and a weighted average grant date fair value of $6.84 per share, the majority of which will vest and become exercisable ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $4.7 over the requisite service period. During the nine month period ended June 30, 2022, 1,000 options were exercised and 251,000 options were forfeited.

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the nine month period ended June 30, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	—	—
Granted	403,000	$12.41
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	403,000	$12.41

On May 17, 2022, the Company issued 403,000 performance stock units (“PSUs”) at a weighted average distribution price of $12.41 per share and a weighted average grant date fair value of $16.51 per share, which hold a service period of forty months and cliff vest at the end of the service period. The number of the PSUs that vest upon completion of the service period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon market and performance conditions. For awards subject to a market condition, the metric is the Company’s total shareholder return during the performance period relative to a pre-defined set of industry peer companies. The fair value of these awards is estimated using a Monte Carlo simulation. For awards subject to a performance condition, the metrics are the Company's compound annual growth rates of revenue and adjusted earnings per share. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant will be approximately $6.7 over the requisite service period. During the nine month period ended June 30, 2022, no PSUs vested or were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $4.8 and $5.3 in equity-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recognized $14.0 and $15.4 in equity-based compensation expense for the nine month periods ended June 30, 2022 and 2021, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $36.2 and $25.6 as of June 30, 2022 and September 30, 2021, respectively, which is expected to be recognized over a weighted average period of 1.4 and 1.2 years as of June 30, 2022 and September 30, 2021, respectively.

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

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at June 30, 2022 was $151.2, of which $49.6 was classified in current liabilities and $101.6 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2021 was $154.7, of which $50.2 was classified in current liabilities and $104.5 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2022 includes $22.6 related to claims recoverable from third party insurance carriers. Corresponding assets of $6.9 and $15.7 are recorded at June 30, 2022, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2021 includes $30.5 related to claims recoverable from third party insurance carriers. Corresponding assets of $8.2 and $22.3 were recorded at September 30, 2021, as Other current assets and Other assets, respectively.

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

The following is a summary of certain financial data for each of the segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Maintenance Services	$561.8	$524.6	$1,553.4	$1,478.4
Development Services	186.4	150.3	500.8	404.7
Eliminations	(0.8)	(1.3)	(3.0)	(3.2)
Net Service Revenues	$747.4	$673.6	$2,051.2	$1,879.9
Maintenance Services	$89.2	$90.6	$197.4	$212.5
Development Services	20.9	18.7	48.2	46.6
Corporate	(15.8)	(15.7)	(49.0)	(46.3)
Adjusted EBITDA(1)	$94.3	$93.6	$196.6	$212.8
Maintenance Services	$18.5	$13.3	$67.4	$37.5
Development Services	2.8	2.7	10.9	5.0
Corporate	2.6	0.8	9.8	2.2
Capital Expenditures	$23.9	$16.8	$88.1	$44.7

(1)
Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$10.8	$25.2	$(1.3)	$19.5
Interest expense	14.8	9.4	34.5	32.5
Income tax expense (benefit)	4.5	9.5	(0.3)	8.1
Depreciation expense	25.7	21.3	71.5	63.6
Amortization expense	13.2	12.6	38.7	39.0
Business transformation and integration costs (a)	4.3	7.2	12.7	20.0
Offering-related expenses (b)	0.1	0.3	0.1	0.5
Equity-based compensation (c)	4.8	5.3	14.2	15.5
COVID-19 related expenses (d)	3.5	2.8	13.9	14.1
Debt extinguishment (e)	12.6	—	12.6	—
Adjusted EBITDA	$94.3	$93.6	$196.6	$212.8

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Severance and related costs	$0.6	$0.1	$0.9	$0.3
Business integration (f)	0.3	3.4	4.8	9.2
IT infrastructure, transformation, and other (g)	3.4	3.7	7.0	10.5
Business transformation and integration costs	$4.3	$7.2	$12.7	$20.0
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
(e)
Represents losses on the extinguishment of debt related to Amendment No. 6 to the Credit Agreement and includes the write-off of deferred finance fees and original issue discount.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common stockholders	$10.8	$25.2	$(1.3)	$19.5
Denominator:
Weighted average number of common shares outstanding – basic	93,207,000	105,202,000	102,705,000	105,177,000
Basic income (loss) per share	$0.12	$0.24	$(0.01)	$0.19

Weighted average number of common shares outstanding – diluted	93,436,000	105,947,000	102,705,000	105,662,000
Diluted income (loss) per share	$0.12	$0.24	$(0.01)	$0.18
Other Information:
Weighted average number of anti-dilutive options and restricted stock(a)	4,180,000	6,897,000	4,968,000	7,468,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2021 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 17, 2021, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Other (Expense) Income

Other (expense) income consists primarily of losses on debt extinguishment as well as investment losses and gains related to investments held in Rabbi Trust.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the nine months ended June 30, 2022, the Company acquired seven businesses and paid approximately $89.4 million in aggregate consideration, net of cash acquired. We incurred $4.8 million of integration costs during the first nine months of fiscal 2022, of which $3.2 million related to acquisitions completed prior to fiscal 2022 and $1.6 million related to acquisitions completed during fiscal 2022. Integration costs vary in amount due to the number of acquisitions and size of acquired companies as well as factors specific to each acquisition, and as a result lack predictability as to occurrence and/or timing, and create a lack of comparability between periods. Costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

Industry and Economic Conditions

We believe the non-discretionary nature of our landscape maintenance services provides us with a fairly predictable recurring revenue model. The perennial nature of the landscape maintenance service sector, as well as its wide range of end users, minimizes the impact of a broad or sector-specific downturn. However, in connection with our enhancement services and development services, when demand for commercial construction declines, demand for landscape enhancement services and development projects may decline. When commercial construction activity rises, demand for landscape enhancement services to maintain green space may also increase. This is especially true for new developments in which green space tends to play an increasingly important role. Economic conditions, including rising inflation and fuel prices, as well as rising interest rates, have impacted and may further impact our costs and expenses, and fluctuations in labor markets, may impact our ability to identify, hire and retain employees. Increased costs, including recruiting, retention, and overtime expenditures, could adversely affect our profitability.

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

The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the third quarter of 2021 and 2022 may not be indicative of the Company’s future results. We have experienced and may experience a loss in revenue as a result of restrictions on our ability to operate our business. In addition, any further economic deterioration resulting from the impacts of the COVID-19 pandemic would negatively impact our results of operations and financial condition. Further, the degree of the impact on our business continues to be unpredictable as it will depend on factors such as the duration and spread of COVID-19, including new variants; the extent of vaccinations, vaccine mandates, the cost of complying with such mandates, and the extent to which a mandate impacts our workforce, including employee recruiting and attrition; inflationary pressures and increased costs for materials; and the timing and success of the reopening of the economy. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net service revenues	$747.4	$673.6	$2,051.2	$1,879.9
Cost of services provided	558.2	494.6	1,565.0	1,409.2
Gross profit	189.2	179.0	486.2	470.7
Selling, general and administrative expense	131.3	123.1	399.5	374.4
Amortization expense	13.2	12.6	38.7	39.0
Income from operations	44.7	43.3	48.0	57.3
Other (expense) income	(14.6)	0.8	(15.1)	2.8
Interest expense	14.8	9.4	34.5	32.5
Income (loss) before income taxes	15.3	34.7	(1.6)	27.6
Income tax expense (benefit)	4.5	9.5	(0.3)	8.1
Net income (loss)	$10.8	$25.2	$(1.3)	$19.5
Adjusted EBITDA(1)	$94.3	$93.6	$196.6	$212.8
Adjusted Net Income(1)	$39.8	$46.6	$66.4	$86.7
Earnings (loss) per Share	$0.12	$0.24	$(0.01)	$0.19
Adjusted Earnings per Share(1)	$0.43	$0.44	$0.65	$0.82
Cash flows from operating activities	$23.4	$50.0	$65.7	$133.4
Free Cash Flow(1)	$2.3	$37.3	$(17.0)	$96.2

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Net Service Revenues

Net service revenues for the three months ended June 30, 2022 increased $73.8 million, or 11.0%, to $747.4 million, from $673.6 million in the 2021 period. The increase was driven by increases in Maintenance Services revenues of $37.2 million and Development Services revenues of $36.1 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended June 30, 2022 increased $10.2 million, or 5.7%, to $189.2 million, from $179.0 million in the 2021 period. Gross margin decreased 130 basis points, to 25.3%, in the three months ended June 30, 2022, from 26.6% in the 2021 period. The increase in gross profit was driven by the increases in Maintenance Services and Development Services revenues. The decrease in gross margin was principally driven by an increase in fuel costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2022 increased $8.2 million, or 6.7%, to $131.3 million, from $123.1 million in the 2021 period. The increase was driven principally by the impact of acquisitions and the reinstatement of the employer match for the employee savings plan. As a percentage of revenue, Selling, general and administrative expense decreased 70 basis points for the three months ended June 30, 2022 to 17.6%, from 18.3% in the 2021 period.

Amortization Expense

Amortization expense for the three months ended June 30, 2022 increased $0.6 million, or 4.8%, to $13.2 million, from $12.6 million in the 2021 period. The increase was principally due to a $1.6 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition offset by a $1.0 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time.

Other (Expense) Income

Other expense was $14.6 million for the three months ended June 30, 2022 compared to income of $0.8 million in the 2021 period. The change of $15.4 million was driven principally by the losses on the extinguishment of debt in connection with Amendment No. 6 to the Credit Agreement and the change in value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the three months ended June 30, 2022 increased $5.4 million, or 57.4%, to $14.8 million, from $9.4 million in the 2021 period. The increase was driven principally by increased interest rates coupled with the increase in the borrowings under the Series B Term Loan associated with Amendment No. 6 to the Credit Agreement.

Income Tax Expense

For the three months ended June 30, 2022, Income tax expense was $4.5 million, compared to an Income tax expense of $9.5 million in the 2021 period. The decrease was primarily attributable to the decrease in the Company’s pretax income of $15.3 million in the current period compared to pretax income of $34.7 million in the prior period, as well as the state tax expense related to the geographical distribution of the pre-tax income.

Net Income

For the three months ended June 30, 2022, Net income was $10.8 million, compared to $25.2 million in the 2021 period due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA increased $0.7 million for the three months ended June 30, 2022, to $94.3 million, from $93.6 million in the 2021 period. Adjusted EBITDA as a percentage of revenue was 12.6% and 13.9% for the three months ended June 30, 2022 and 2021, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $2.2 million, or 11.8% in Development Services Segment Adjusted EBITDA, partially offset by a decrease of $1.4 million, or 1.5% in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2022 decreased $6.8 million to $39.8 million, from $46.6 million in the 2021 period due to the changes noted above.

Nine Months Ended June 30, 2022 compared to Nine Months Ended June 30, 2021

Net Service Revenues

Net service revenues for the nine months ended June 30, 2022 increased $171.3 million, or 9.1%, to $2,051.2 million, from $1,879.9 million in the 2021 period. The increase was driven by increases in Maintenance Services revenues of $75.0 million and Development Services revenues of $96.1 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the nine months ended June 30, 2022 increased $15.5 million, or 3.3%, to $486.2 million, from $470.7 million in the 2021 period. Gross margin decreased 130 basis points, to 23.7%, in the nine months ended June 30, 2022, from 25.0% in the 2021 period. The increase in gross profit was principally driven by the increases in Maintenance Services and Development Services revenues. The decrease in gross margin was driven by increases in materials and fuel costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended June 30, 2022 increased $25.1 million, or 6.7%, to $399.5 million, from $374.4 million in the 2021 period. The increase was primarily due to the impact of acquisitions as well as the reinstatement of the employer match for the employee savings plan coupled with a slight increase in travel costs. As a percentage of revenue, Selling, general and administrative expense decreased 40 basis points for the nine months ended June 30, 2022 to 19.5%, from 19.9% in the 2021 period.

Amortization Expense

Amortization expense for the nine months ended June 30, 2022 decreased $0.3 million, or 0.8%, to $38.7 million, from $39.0 million in the 2021 period. The decrease was principally due to a $3.2 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, offset by a $2.9 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other (Expense) Income

Other expense was $15.1 million for the nine months ended June 30, 2022 compared to income of $2.8 million in the 2021 period. The change of $17.9 million was driven principally by the losses on the extinguishment of debt in connection with Amendment No. 6 to the Credit Agreement and the change in value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the nine months ended June 30, 2022 increased $2.0 million, or 6.2%, to $34.5 million, from $32.5 million in the 2021 period. The increase was driven primarily by increased interest rates coupled with the increase in borrowings, including the Series B Term Loan, partially offset by the impact of our interest rate hedges.

Income Tax Expense (Benefit)

For the nine months ended June 30, 2022, Income tax benefit was $0.3 million, compared to an Income tax expense of $8.1 million in the 2021 period. The change was primarily attributable to the change in the Company’s pretax loss of $1.6 million in the current period compared to pretax income of $27.6 million in the prior period as well as the state tax expense related to state tax law changes that were recorded discretely in each of the periods.

Net Income (Loss)

For the nine months ended June 30, 2022, Net loss was $1.3 million, compared to a Net loss of $19.5 million in the 2021 period due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $16.2 million for the nine months ended June 30, 2022, to $196.6 million, from $212.8 million in the 2021 period. Adjusted EBITDA as a percentage of revenue was 9.6% and 11.3% for the nine months ended June 30, 2022 and 2021, respectively. The decrease in Adjusted EBITDA was primarily driven by a decrease of $15.1 million, or 7.1% in Maintenance Services Segment Adjusted EBITDA, partially offset by an increase of $1.6 million, or 3.4% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the nine months ended June 30, 2022 decreased $20.3 million to $66.4 million, from $86.7 million in the 2021 period due to the changes noted above.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA
Net income (loss)	$10.8	$25.2	$(1.3)	$19.5
Plus:
Interest expense, net	14.8	9.4	34.5	32.5
Income tax expense (benefit)	4.5	9.5	(0.3)	8.1
Depreciation expense	25.7	21.3	71.5	63.6
Amortization expense	13.2	12.6	38.7	39.0
Business transformation and integration costs (a)	4.3	7.2	12.7	20.0
Offering-related expenses (b)	0.1	0.3	0.1	0.5
Equity-based compensation (c)	4.8	5.3	14.2	15.5
COVID-19 related expenses (d)	3.5	2.8	13.9	14.1
Debt extinguishment (e)	12.6	—	12.6	—
Adjusted EBITDA	$94.3	$93.6	$196.6	$212.8
Adjusted Net Income
Net income (loss)	$10.8	$25.2	$(1.3)	$19.5
Plus:
Amortization expense	13.2	12.6	38.7	39.0
Business transformation and integration costs (a)	4.3	7.2	12.7	20.0
Offering-related expenses (b)	0.1	0.3	0.1	0.5
Equity-based compensation (c)	4.8	5.3	14.2	15.5
COVID-19 related expenses (d)	3.5	2.8	13.9	14.1
Debt extinguishment (e)	12.6	—	12.6	—
Income tax adjustment (f)	(9.5)	(6.8)	(24.5)	(21.9)
Adjusted Net Income	$39.8	$46.6	$66.4	$86.7
Free Cash Flow
Cash flows from operating activities	$23.4	$50.0	$65.7	$133.4
Minus:
Capital expenditures	23.9	16.8	88.1	44.7
Plus:
Proceeds from sale of property and equipment	2.8	4.1	5.4	7.5
Free Cash Flow	$2.3	$37.3	$(17.0)	$96.2

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Severance and related costs	$0.6	$0.1	$0.9	$0.3
Business integration (g)	0.3	3.4	4.8	9.2
IT infrastructure, transformation, and other (h)	3.4	3.7	7.0	10.5
Business transformation and integration costs	$4.3	$7.2	$12.7	$20.0

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
(e)
Represents losses on the extinguishment of debt related to Amendment No. 6 to the Credit Agreement and includes the write-off of deferred finance fees and original issue discount.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2022	2021	2022	2021
Tax impact of pre-tax income adjustments	$9.7	$6.9	$24.7	$21.6
Discrete tax items	(0.2)	(0.1)	(0.2)	0.3
Income tax adjustment	$9.5	$6.8	$24.5	$21.9

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

Segment Results for the Three Months Ended June 30, 2022 and 2021

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended June 30,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$561.8	$524.6	7.1%
Segment Adjusted EBITDA	$89.2	$90.6	(1.5)%
Segment Adjusted EBITDA Margin	15.9%	17.3%	(140) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended June 30, 2022 increased by $37.2 million, or 7.1%, from the 2021 period. The increase was primarily driven by a $15.7 million revenue contribution from acquired businesses combined with an increase of $12.0 million, or 2.3%, in underlying commercial landscape services underpinned by a combination of contract services growth and to a greater extent ancillary services growth. Snow removal services increased $9.5 million principally driven by higher snowfall during the three months ended June 30, 2022 as compared to the 2021 period.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2022 decreased by $1.4 million to $89.2 million from $90.6 million in the 2021 period. Segment Adjusted EBITDA Margin decreased 140 basis points, to 15.9%, in the three months ended June 30, 2022, from 17.3% in the 2021 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by higher fuel costs and increased selling, general & administrative costs, including the reinstatement of the employer match for the employee savings plan and the investment to grow our business development team, which were partially offset by increases in revenues from underlying commercial landscape services and acquisitions discussed above.

Development Services Segment Results

	Three Months Ended June 30,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$186.4	$150.3	24.0%
Segment Adjusted EBITDA	$20.9	$18.7	11.8%
Segment Adjusted EBITDA Margin	11.2%	12.4%	(120) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended June 30, 2022 increased $36.1 million, or 24.0%, compared to the 2021 period. The increase was principally driven by an increase in Development Services project volumes of $21.1 million coupled with $15.0 million of revenue contributions from acquired businesses.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2022 increased $2.2 million, to $20.9 million, compared to the 2021 period, primarily driven by the increased revenues discussed above. Segment Adjusted EBITDA Margin decreased 120 basis points, to 11.2% for the quarter from 12.4% in the 2021 period primarily as a result of increased use of subcontractors due to the mix of projects performed during the period, reinstatement of the employer match for the employee savings plan and higher fuel costs, partially offset by lower material costs as a percentage of revenue.

Segment Results for the Nine Months Ended June 30, 2022 and 2021

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Nine Months Ended June 30,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$1,553.4	$1,478.4	5.1%
Segment Adjusted EBITDA	$197.4	$212.5	(7.1)%
Segment Adjusted EBITDA Margin	12.7%	14.4%	(170) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the nine months ended June 30, 2022 increased by $75.0 million, or 5.1%, from the 2021 period. The increase was primarily driven by a $63.5 million, or 5.3%, increase in underlying commercial landscape services underpinned by a combination of contract services growth and to a greater extent ancillary services growth, as well as a $60.7 million revenue contribution from acquired businesses. Offsetting this was a decrease of $28.1 million in snow removal services, net of $21.1 million from acquired businesses, due to overall less snowfall during the nine months ended June 30, 2022 as compared to the 2021 period.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2022 decreased by $15.1 million to $197.4 million from $212.5 million in the 2021 period. Segment Adjusted EBITDA Margin decreased 170 basis points, to 12.7%, in the nine months ended June 30, 2021, from 14.4% in the 2021 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by the decrease in snow removal revenues and higher fuel costs which were partially offset by increases in revenues from underlying commercial landscape services and acquisitions discussed above.

Development Services Segment Results

	Nine Months Ended June 30,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$500.8	$404.7	23.7%
Segment Adjusted EBITDA	$48.2	$46.6	3.4%
Segment Adjusted EBITDA Margin	9.6%	11.5%	(190) bps

Development Services Net Service Revenues

Development Services net service revenues for the nine months ended June 30, 2022 increased $96.1 million, or 23.7%, compared to the 2021 period. The increase was principally driven by a $51.8 million revenue contribution from acquired businesses combined with an increase of $44.3 million due to additional project volumes.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2022 increased $1.6 million, to $48.2 million, compared to the 2021 period, principally as a result of the increases in revenues described above, partially offset by higher materials costs. Segment Adjusted EBITDA Margin decreased 190 basis points, to 9.6% for the period from 11.5% in the 2021 period, primarily as a result of higher materials and fuel costs as a percentage of revenue, partially offset by lower labor and subcontractor costs as a percentage of revenue.

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

(in millions)	June 30, 2022	September 30, 2021
Cash and cash equivalents	$26.3	$123.7

Short-term borrowings and current maturities of long-term debt	$12.0	$10.4
Long-term debt	1,336.4	1,130.6
Total debt, net	$1,348.4	$1,141.0

The Company is party to a credit agreement dated December 18, 2013 (the “Credit Agreement”), a five-year revolving credit facility that, pursuant to the Amendment Agreement, currently matures on April 22, 2027 (the “Revolving Credit Facility”) and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”). Each of the Company's credit facilities bear interest based in-part on a secured overnight funding rate.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended June 30,
(in millions)	2022	2021
Operating activities	$65.7	$133.4
Investing activities	$(172.1)	$(143.0)
Financing activities	$9.0	$(22.5)
Free Cash Flow (1)	$(17.0)	$96.2
(1)
See the “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2022 decreased $67.7, to $65.7 million, from $133.4 million in the 2021 period. This decrease was due to a decrease in the cash provided by accounts payable and other operating liabilities principally due to the repayment of the payroll tax deferral under the CARES Act coupled with a reduction in cash provided by other operating assets. This was partially offset by an increase in cash provided by unbilled and deferred revenue and accounts receivable.

Cash Flows provided (used) in Investing Activities

Net cash used in investing activities increased $29.1 to $172.1 million for the nine months ended June 30, 2022 from $143.0 in the 2021 period. The increase was driven by an increase of $43.4 million in cash used for capital expenditures driven principally by receipted orders previously impacted by pandemic-related supply chain challenges, partially offset by a decrease of $16.8 million in cash used for acquisitions in comparison to the prior period.

Cash Flows provided (used) in Financing Activities

Net cash flows provided by financing activities of $9.0 million for the nine months ended June 30, 2022 included proceeds from the April 22, 2022 refinancing of our Term Loan, net of issuance costs of 1,180.1 million, partially offset by repayments of our Term Loan of $1,003.3 million and repayments of the previous draw on our Revolving Credit Facility of $165.0 million. Proceeds from our Receivables Financing Agreement, net of issuance costs of $223.7 million were partially offset by repayments of our Receivables Financing Agreement of $203.0 million. Additionally, repurchases of common stock and distributions of totaled $163.7 million and repayments of finance lease obligations totaled $18.1 million in the period.

Free Cash Flow

Free Cash Flow decreased $113.2 million to an outflow of $17.0 million for the nine months ended June 30, 2022 from an inflow of $96.2 million in the 2021 period. The decrease in Free Cash Flow was due to a decrease in net cash provided by operating activities and an increase in cash used for capital expenditures, as described above.

Working Capital

(in millions)	June 30, 2022	September 30, 2021
Net Working Capital:
Current assets	$683.8	$710.8
Less: Current liabilities	529.7	496.1
Net working capital	$154.1	$214.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $60.6 million to $154.1 million at June 30, 2022, from $214.7 million at September 30, 2021, primarily driven by a decrease in cash and cash equivalents of $97.4 million as described above, as well as an increase in deferred revenue of $24.8 million, and an increase in accounts payable of $14.6 million. This was partially offset by an increase in accounts receivable, net of $43.5 million, an increase in other current assets of $17.0 million, a decrease in accrued expenses and other liabilities of $10.4 million and an increase in unbilled revenue of $9.9 million.

Description of Indebtedness

As of June 30, 2022, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of June 30, 2022, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2021 in our Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022 at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the three months ended June 30, 2022:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1, 2022 - April 30, 2022	5,906,954	$12.33	5,906,954	$88,384,809
May 1, 2022 - May 31, 2022	—	—	—	$88,384,809
June 1, 2022 - June 30, 2022	—	—	—	$88,384,809
Total	5,906,954	$12.33	5,906,954	$88,384,809

(1)
On December 6, 2021, the Company announced a share repurchase program allowing us to repurchase up to $250 million of common stock. The program has no time limit.

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

10.1

Amendment No. 6 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of April 22, 2022, by and among the Company, the Borrower and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2022)

10.2

Separation and Transition Services Agreement, effective as of October 1, 2022, by and between BrightView Holdings, Inc. and John A. Feenan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2022)

10.3

Letter Agreement, effective as of October 1, 2022, by and between BrightView Holdings, Inc. and Brett Urban (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2022)

10.4

Third Amendment to the Receivables Financing Agreement, including Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of June 22, 2022, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)

10.5*	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2022)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: August 4, 2022	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)