Form 10-K
period 2022-09-30
BrightView Holdings, Inc.
filed 2022-11-17
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

As of March 31, 2022, the last day of the Registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $630.8 million, based on the number of shares held by non-affiliates as of March 31, 2022 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2022 was 93,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

i

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 7, 2023, are incorporated by reference into Part III of this Report.

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
•
Recent increases in raw material costs, fuel prices, wages and other operating costs, and changes in our ability to source adequate supplies and materials in a timely manner, have adversely impacted our business.
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
•
The continued effects of the COVID-19 pandemic could adversely impact our business.
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
•
Our failure to comply with data privacy regulations could adversely affect our business.
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
•
We and our subsidiaries may incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities.
•
Our variable rate indebtedness subjects us to interest rate risk, which has caused our debt obligations to increase significantly. Our interest rate expenses have increased significantly and may experience additional increases should interest rates continue to increase.
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

Risks Related Ownership of Our Common Stock

•
Future sales, or the perception of future sales, by us or our affiliates, could cause the market price for our common stock to decline.
•
KKR BrightView Aggregator L.P. has the ability to exert significant influence over us and its interests may conflict with ours or yours in the future.
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
•
We face risks related to heightened inflation, recession, financial market disruptions and other economic conditions.
•
Failure to meet environmental, social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.
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

PART I

Item 1. Business

BrightView Holdings, Inc. is a holding company that conducts substantially all of its activity through its direct, wholly-owned operating subsidiary, BrightView Landscapes, LLC (“BrightView”) and its consolidated subsidiaries. The holding company and BrightView are collectively referred to on Form 10-K (the “Annual Report”) as “we,” “us,” “our,” “ourselves,” “Company,” or “BrightView.” Prior to its initial public offering completed in July 2018 (the “IPO”), the Company was a wholly-owned subsidiary of BrightView Parent L.P. (“Parent”), an affiliate of Kohlberg Kravis Roberts & Co. Inc. (“KKR”). The Parent and Company were formed through a series of transactions entered into by KKR to acquire the Company on December 18, 2013 (the “KKR Acquisition”). The Parent was dissolved in August 2018 following the IPO.

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 6 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services, ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 290 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

As the number one player in the highly attractive and growing $83 billion commercial landscape maintenance and snow removal market, we believe our size and scale present several compelling value propositions for our customers, and allow us to offer a single-source landscaping services solution to a diverse group of commercial customers across all 50 U.S. states. We serve a broad range of end market verticals, including corporate and commercial properties, Homeowners Associations (HOAs), public parks, hotels and resorts, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. We are also the Official Field Consultant for Major League Baseball. Our diverse customer base includes approximately 9,500 office parks and corporate campuses, 7,500 residential communities, and 550 educational institutions. We believe that due to our unmatched geographic scale and breadth of service offerings, we are the only commercial landscaping services provider able to service clients whose geographically disperse locations require a broad range of landscaping services delivered consistently and with high quality. Our top ten customers accounted for approximately 10% of our fiscal 2022 revenues, with no single customer accounting for more than 2% of our fiscal 2022 revenues.

Our business model is characterized by stable, recurring revenues, a scalable operating model, strong operating margins, limited capital expenditures and low working capital requirements that together generate significant Free Cash Flow. For the year ended September 30, 2022, we generated net service revenues of $2,774.6 million, net income of $14.0 million and Adjusted EBITDA of $287.9 million, with a net income margin of 0.5% and an Adjusted EBITDA margin of 10.4%.

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

(1) Reflects the fiscal year ended September 30, 2022.

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

For the year ended September 30, 2022, in Maintenance Services, we generated net service revenues of $2,082.0 million, including $256.3 million from snow removal services, and Segment Adjusted EBITDA of $278.8 million, with a Segment Adjusted EBITDA Margin of 13.4%.

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

We perform our services across the full spectrum of project sizes, with landscape development projects generally ranging from $100,000 to over $10 million, with an average size of approximately $1.2 million.

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

For the year ended September 30, 2022, in Development Services, we generated net service revenues of $698.8 million and Segment Adjusted EBITDA of $73.7 million, with a Segment Adjusted EBITDA Margin of 10.5%.

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

Market Opportunity

Commercial Landscaping Services Industry

The landscape services industry consists of landscape maintenance and development services, as well as a number of related ancillary services such as tree care and snow removal, for both commercial and residential customers. BrightView operates only within the commercial sectors of each of the landscape maintenance, landscape development and snow removal industries. In 2021, commercial landscape maintenance, including snow removal, represented an $83 billion industry that is characterized by a number of attractive market drivers. The industry benefits from commercial customers’ need to provide consistently accessible and aesthetically-pleasing environments. Due to the essential and non-discretionary need of these recurring services, the commercial landscape maintenance services and snow removal services industries have exhibited, and are expected to continue to exhibit, stable and predictable growth.

Highlighting the consistency of this growth, the combined industry is expected to grow at a 3.5% CAGR from 2017 through 2026, as depicted in the chart below:

(1) Source: IBISWORLD-Landscaping Services in the U.S. (August 2021) IBISWorld—Snowplowing Services in the U.S. (April 2021). Presents commercial landscaping services and commercial snowplowing services as a share of the overall U.S. market at rates constant with IBISWorld figures for 2021.

In addition to its stable characteristics, the industry is also highly fragmented. Despite being the largest provider of commercial landscaping services, we currently hold only a 2.5% market share, representing a significant opportunity for future consolidation. According to the 2021 IBISWorld Report, there are over 600,000 enterprises providing landscape maintenance services in the United States. Approximately three-quarters of the industry participants are classified as sole proprietors, with a limited set of companies having the capabilities to deliver sophisticated, large-scale landscaping services or operate regionally or nationally. The chart below illustrates the segmentation of the landscape maintenance industry and highlights BrightView’s coverage of the non-residential sectors of the industry:

(1)
Source: IBISWorld-Landscaping Services in the U.S. (August 2021)
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
•
Growth of Private Non-residential Construction. Over the next five years, the overall U.S. landscape maintenance industry is projected to be supported by rising construction and economic activity. According to the 2021 IBISWorld Report, private non-residential construction is forecasted to grow at an annualized rate of 3.6% over the five years leading to 2026. We believe growth in commercial construction promotes growth in commercial landscape maintenance and development services.

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

Our maintenance services model is grounded in our branch network. For example, a representative maintenance services branch typically serves 25-100 customers across 50-200 sites, generating between $5 million and $15 million in annual revenues. Each branch is led by a branch manager, who focuses on performance drivers, such as customer satisfaction, crew retention, safety and tactical procurement. Branch managers are supported by production managers, who focus on managing crew leaders, and account managers, who focus on customer retention and sales of landscape enhancement services. In addition to our network of branch managers, production managers and account managers, our platform is differentiated by a highly experienced team of operational senior vice presidents and vice presidents, organized regionally, with an average tenure of 14 years. These team members are responsible for leading, teaching and developing branch managers as well as maintaining adherence to key operational strategies. Our senior operating personnel also foster a culture of engagement and emphasize promotion from within, which has played a key role in making BrightView the employer of choice within the broader landscape maintenance industry.

Our scale supports centralizing key functions, which enables our branch, production and account managers to focus their efforts on fostering deep relationships with customers, delivering excellent service and finding new revenue opportunities. As branches grow and we win new business, our branch model is easily scalable within an existing, well-developed market-based management structure with supporting corporate infrastructure.

We supplement our branch network with our qualified service partner network, which is managed by our BrightView Enterprise Solutions team, or BES. Through our BES platform, we are able to provide landscape maintenance services in all 50 U.S. states. BES identifies qualified service providers in areas where we do not have branches, thereby extending our service area. Our qualified service partner screening process is designed to ensure that each of our service partners has the appropriate technical expertise, equipment and resources, including insurance coverage, to support the projects we assign to them.

Our Development Services organization is centered around 40 branch locations strategically located in large metropolitan areas with supportive demographics for growth and real estate development. Certain facilities used by our Development Services segment are shared or co-located with our Maintenance organization. Our Development Services branch network is supported by two design centers, as well as centralized support functions similar to our Maintenance Services organization.

Human Capital

Employees

As of September 30, 2022, we had a total of approximately 21,000 employees, including seasonal workers, consisting of approximately 20,300 full-time and approximately 700 part-time employees in our two business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the spring and summer seasons, which correspond with our third and fourth fiscal quarters. The approximate number of full-time employees by segment, as of September 30, 2022, is as follows: Maintenance Services: 17,300; Development Services: 2,700. In addition, our corporate staff is approximately 300 employees. Approximately 4% of our employees are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory. Historically, we have used, and expect to continue to use in the future, a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. We employed approximately 2,100 seasonal workers in 2022, and 2021, through the H-2B visa program.

Safety

We care about our employees and we believe that our commercial success is linked to a safe and healthy workforce. We strive for zero injuries and an incident-free workplace and have achieved significant progress towards this goal through risk reduction activities, including robust training, jobsite safety observations and pre-job safety briefings to raise awareness around workplace hazards and reduce employee exposure to hazardous conditions. Our care and concern for employee wellbeing is enhanced by the BrightView Landscapes Foundation, a nonprofit organization used to support employees during periods of personal and financial stress. BrightView continues to demonstrate our commitment to preventing the spread of COVID-19 by continuing to adhere to the CDC guidelines and meet or exceed local government mandates.

Total Rewards

Our total rewards philosophy is designed to offer compensation and benefits programs that enable us to attract, motivate, reward and retain high-caliber employees who are capable of creating and sustaining value for our stockholders over the long-term and to design programs that are fair and competitive in order to appropriately reward employees for their contributions to our success. Our programs are structured to meet the diverse needs of our employees and their families. Among other things, we offer comprehensive health and wellness plans, retirement savings plans, and the opportunity to earn short-term and long-term incentive awards to eligible employees.

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

Competition

Although the United States landscaping, snow removal and landscape design and development industries have experienced some consolidation, there is significant competition in all the areas that we serve, and such competition varies across geographies. In our Maintenance Services segment, most competitors are smaller local and regional firms; however, we also face competition from other large national firms such as Yellowstone Landscape, Bartlett Tree Experts and HeartLand. In our Development Services segment, competitors are generally smaller local and regional firms. We believe that the primary competitive factors that affect our operations are quality, service, experience, breadth of service offerings and price. We believe that our ability to compete effectively is enhanced by the breadth of our services and the technological tools used by our teams as well as our nationwide reach.

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

Intellectual Property

We, primarily through our subsidiaries, hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that we deem particularly important to each of our businesses. As of September 30, 2022, we had marks that were protected by registration (either by direct registration or by treaty) in the United States.

Regulatory Overview

We are required to comply with various federal, state and local laws and regulations, which increases our operating costs, limits or restricts the services provided by our operating segments or the methods by which our operating segments offer, sell and fulfill those services or conduct their respective businesses, or subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows.

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

As an example, our proprietary, BrightView Connect application allows customers to submit service requests and landscape pictures directly to their account manager and field team, ensuring that specific service needs are accurately delivered in a timely and efficient manner. Similarly, our mobile quality site assessment application, which is designed for account managers to capture and annotate customer feedback, provides us with the ability to “walk the site” with our customers, confirm our understanding of their needs and highlight future enhancement opportunities. These solutions are components of our integrated Customer Relationship Management (CRM) system for account managers in the Maintenance Services segment. Among other benefits, the CRM system is accessible on mobile devices and enables account managers to spend more time with their customers, enhancing the quality of those relationships and supporting long-term customer retention.

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

Sales and Marketing

Our sales and marketing efforts are focused on both developing new customers and increasing penetration at existing customers. We primarily sell our services to businesses, commercial property managers, general contractors and landscape architects through our professionally trained core sales force. We have a field-based sales approach driven by our growing team of more than 210 business developers that are focused on winning new customers at a local level. We also have a separate 24-member sales team that is focused on targeting and capturing high-value, high-margin opportunities, including national accounts. Within our Maintenance Services segment, every customer relationship is maintained by one of our more than 700+ branch-level account managers, who are responsible for ensuring customer satisfaction, tracking service levels, promoting enhancement services and driving contract renewals. We believe our decentralized approach to customer acquisition and management facilitates a high-level of customer service as local managers are empowered and incentivized to better serve customers and grow their respective businesses.

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

Recent increases in raw material costs, fuel prices, wages and other operating costs, and changes in our ability to source adequate supplies and materials in a timely manner, have adversely impacted our business, financial position, results of operations and cash flows.

Our financial performance has been adversely affected by increases in our operating expenses, including fuel, fertilizer, chemicals, road salt, mulch, wages and salaries, employee benefits, health care, subcontractor costs, vehicle, facilities and equipment leases, insurance and regulatory compliance costs, all of which are subject to historic continuing inflationary pressures. While we seek to manage price and availability risks related to raw materials, such as fuel, fertilizer, chemicals, road salt and mulch, through procurement strategies, these efforts may not be successful and we may experience adverse impacts due to the rising prices of such products. In addition, we closely monitor wage, salary and benefit costs in an effort to remain competitive in our markets. Attracting and maintaining a high quality workforce is a priority for our business, and as wage, salary or benefit costs increase, including as a result of minimum wage legislation, our operating costs will continue to increase. We cannot predict the extent to which we may experience future increases in operating expenses as well as various regulatory compliance costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

The continued effects of the COVID-19 pandemic could adversely impact our business, financial condition and results of operations.

The ongoing effects of the public health crisis caused by the COVID-19 pandemic and efforts to mitigate the health impact of the pandemic have profoundly and adversely affected economic activity. In addition to past limitations on our operations as a result of governmental orders or restrictions, the COVID-19 pandemic has caused, and may continue to cause, disruptions to our business and operations as a result of any social distancing measures, restrictions on or consumer reluctance to travel and labor shortages as a result of illness and possible delays in H2-B visa processing in connection with government orders and regulations related to immigration. In addition, the COVID-19 pandemic has caused and may continue to cause disruptions in the business and operations of the general contractors with which we work and our suppliers. We may be unable to timely obtain the supplies we need to provide our services, which could have a material adverse impact on our ability to operate our business. As a result, we may lose business opportunities, have reduced revenues or have difficulty collecting payments from clients, which could have a material adverse impact on our business, financial condition and results of operation. The COVID-19 pandemic has resulted in reduced demand for our ancillary services which has, as a result, led to a decline in ancillary revenues.

In addition to the risks specifically described above, the continuing impact of COVID-19 is likely to implicate and exacerbate certain risks, including those related to our customers, demand for our services, reliance on workers, suppliers, our indebtedness, and potential additional impairment of our goodwill and other intangible assets.

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

As a provider of snow removal services, our revenues are impacted by the frequency, amount, timing and location of snowfall in the regions in which we offer our services. A high number of snowfalls in a given season generally has a positive effect on the results of our operations. However, snowfall in the months of March, April, October and/or November could have a potentially adverse effect on ordinary course maintenance landscape services typically performed during those periods. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, Mid-Atlantic and Northeast regions of the United States) or a sustained period of reduced snowfall events in one or more of the geographic regions in which we operate will likely cause revenues from our snow removal services to decline in such year, which in turn may adversely affect our revenues, results of operations and cash flow. In the past ten- and thirty-year periods, the regions that we service have averaged 3,865.0 inches and 3,755.0 inches of annual snowfall, respectively. However, there can be no assurance that these regions will receive seasonal snowfalls near their historical average in the future. Variability in the frequency and timing of snowfalls creates challenges associated with budgeting and forecasting for the Maintenance Services segment. Additionally, the effects of climate change may impact the frequency and total amounts of future snowfall, which could have a material adverse effect on our revenues, results of operations and cash flow.

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

Our future success and financial performance depend substantially on our ability to attract, train and retain hourly and field workers, as well as trained workers, including account, branch and regional management personnel. The landscape services industry is labor intensive, and industry participants, including us, experience high turnover rates among hourly workers and competition for qualified supervisory personnel. In addition, we, like many landscape service providers who conduct a portion of their operations in seasonal climates, employ a portion of our field personnel for only part of the year. In addition, general labor shortages, a high turnover rate and difficulty in recruiting and retaining qualified employees at any level of our organization could result in delays in our services.

The competition for talent and labor in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which may include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling and benefits; increases in health care and workers’ compensation insurance costs; and increases in benefits and costs related to the COVID-19 pandemic and its resurgence. In light of the current challenging labor market conditions, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to pass on to our customers could materially adversely affect our business, financial condition, and results of operations. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 2,100 seasonal workers in 2022 and 2021 through the H-2B visa program. If we are unable to hire sufficient numbers of seasonal workers, through the H-2B program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we could experience difficulty in delivering our services in a high-quality or timely manner and could experience increased recruiting, training and wage costs in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

As of September 30, 2022, we had approximately 21,000 employees, approximately 4% of which are represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, certain of the collective bargaining agreements we participate in require periodic contributions to multiemployer defined benefit pension plans. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from some or all of these plans as a result of our exiting certain markets or otherwise, and the relevant plans are underfunded, we may become subject to a withdrawal liability. The amount of these required contributions may be material.

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

On December 18, 2013, an affiliate of KKR indirectly acquired a controlling interest in our company and on June 30, 2014, we acquired ValleyCrest Holding Co. As a result of the KKR and ValleyCrest acquisitions, we applied the acquisition method of accounting. Since 2017, we have completed an additional 36 acquisitions. Accounting for these transactions has involved various amounts of goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our segments based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill and indefinite lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2022, the net carrying value of goodwill and other intangible assets, net, represented $2,183.1 million, or 66.0% of our total assets. A future impairment, if any, could have a material adverse effect to our financial position or results of operations. See Note 7 “Intangible Assets, Goodwill and Acquisitions” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

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

Tax increases and changes in tax rules may adversely affect our financial results

As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries which may be applicable to our business. Certain provisions of the IRA will become effective beginning in fiscal 2023. While we do not believe the IRA will have a direct negative impact on our business, the effects of the measures are unknown at this time.

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

We are dependent on certain centralized automated information technology systems and networks to manage and support a variety of business processes and activities. Our ability to effectively manage our business and coordinate the sourcing of supplies, materials and products and our services depends significantly on the reliability and capacity of these systems and networks. Such systems and networks have experienced and could continue to be subject to damage or interruption from power outages, telecommunications problems, data corruption, software errors, network failures, security breaches, ransomware attacks, phishing attempts, acts of war or terrorist attacks, fire, flood and natural disasters. Our servers or cloud-based systems could be affected by physical or electronic break-ins, and computer viruses or similar disruptions may occur. A system outage may also cause the loss of important data or disrupt our operations. Our existing safety systems, data backup, access protection, user management, disaster recovery and information technology emergency planning may not be sufficient to prevent or minimize the effect of data loss or long-term network outages.

We periodically upgrade our existing information technology systems with the assistance of third party vendors, and the costs to upgrade such systems may be significant. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. If we cannot meet our information technology staffing needs, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We could be required to make significant capital expenditures to remediate any such failure, malfunction or breach with our information technology systems or networks. Any material disruption or slowdown of our systems, including those caused by our failure to successfully upgrade our systems, and our inability to convert to alternate systems in an efficient and timely manner could have a material adverse effect on our business, financial position and results of operations.

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information of our customers, employees and third parties. Unlawful or unauthorized activities by third parties, and failures in systems, software, encryption technology, or other tools may facilitate or result in a compromise or breach of these systems. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack, cyber-intrusion or ransomware attacks, including by computer hackers, foreign governments and cyber terrorists. Geopolitical instability, including overseas conflicts, may increase the risk that we will experience cyber-attacks or cyber-intrusions. Any unauthorized disclosure of confidential information could damage our reputation, interrupt our operations and could result in a violation of applicable laws, regulations, industry standards or agreements and potentially subject us to costs, penalties and liabilities. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flow. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs incurred will be fully insured.

Our failure to comply with data privacy regulations could adversely affect our business.

There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in most jurisdictions in which we operate. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability and/or reputational damage. Recently, various U.S. states have enacted stringent consumer privacy laws. Continued state by state introduction of privacy laws could lead to significantly greater complexity in our compliance requirements, which could result in complaints from data subjects and/or action from regulators. If we do not provide sufficient resources to ensure we are able to respond, adapt and implement the necessary requirements to respond to the changing data privacy landscape, which could include federal data privacy requirements in the US, we could face exposure to fines levied by regulators, which could have a significant financial impact on our business.

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

We have a significant amount of indebtedness. As of September 30, 2022, we had total indebtedness of $1,342.7 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $250.9 million and $76.6 million, respectively. See Note 9 “Long-term Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Our level of debt could have important consequences, including making it more difficult for us to satisfy our obligations with respect to our debt, limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements, requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes, increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the credit agreement dated December 18, 2013 (as amended, the “Credit Agreement”), are at variable rates of interest, limiting our flexibility in planning for and reacting to changes in the industries in which we compete, placing us at a disadvantage compared to other, less leveraged competitors, increasing our cost of borrowing and hampering our ability to execute on our growth strategy.

Our variable rate indebtedness subjects us to interest rate risk, which has caused our debt service obligations to increase significantly.

Borrowings under our Credit Agreement and Receivables Financing Agreement are at variable rates of interest and expose us to interest rate risk. Recent increases in interest rates have resulted in increases to the cost of servicing our debt under our Credit Agreement and Receivables Financing Agreement. For the year ended September 30, 2022, our interest expense was $53.3, compared to $42.3 for the year ended September 30, 2021. Moreover, borrowings under our Credit Agreement and Receivables Financing Agreement bear interest at a rate per annum based on a secured overnight financing rate (SOFR), which replaced LIBOR as the reference interest rate, plus a margin. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, our ability to refinance some or all of our existing indebtedness may be impacted and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The Credit Agreement imposes significant operating and financial restrictions. These covenants limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; create or incur liens; engage in certain fundamental changes, including mergers or consolidations; sell or transfer assets; pay dividends and distributions on our subsidiaries’ capital stock; make acquisitions, investments, loans or advances; prepay or repurchase certain indebtedness; engage in certain transactions with affiliates; and enter into negative pledge clauses and clauses restricting subsidiary distributions.

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

Despite our level of indebtedness, we and our subsidiaries may incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, we can increase the borrowing availability under the Credit Agreement by up to $303.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified first lien secured leverage ratio. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 10 “Fair Value Measurements and Derivative Instruments” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K.

Risks Related to Ownership of Our Common Stock

Future sales, or the perception of future sales, by us or our affiliates, could cause the market price for our common stock to decline.

Our employees, directors, officers and affiliates, including KKR BrightView Aggregator L.P. (“KKR”), hold substantial amounts of shares of our common stock. As of September 30, 2022, these stockholders held approximately 55,600,000 shares of our common stock, which represents approximately 60% of the outstanding shares of our common stock as of such date. Sales of a substantial number of shares of our common stock in the public market by these stockholders, or the perception that such sales could occur, could substantially decrease the market price of our common stock. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

In addition, as of September 30, 2022, we had approximately 6.4 million shares of common stock reserved for future issuance under our incentive plans and our Employee Stock Purchase Plan.

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

KKR BrightView Aggregator L.P. has the ability to exert significant influence over us and its interests may conflict with ours or yours in the future.

As of September 30, 2022, KKR beneficially owns 54% of our common stock. As a result, KKR will have substantial influence over the election and removal of our directors and thereby exerts significant influence over our policies and operations, including the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, amendment of our certificate of incorporation and bylaws and entering into extraordinary transactions, and KKR’s interests may not in all cases be aligned with your interests. In addition, KKR and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance its investment, even though such transactions might involve risks to you. For example, KKR could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

KKR and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of KKR, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

In addition, KKR and its affiliates are able to significantly influence the outcome of all matters requiring stockholder approval, including the election of our Board of Directors or acquisitions of our company. This concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

These provisions provide for, among other things, our Board of Directors to issue one or more series of preferred stock; advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; certain limitations on convening special stockholder meetings; the removal of directors only upon the affirmative vote of the holders of at least 66 2⁄3% of the shares of common stock entitled to vote generally in the election of directors if the Sponsor and its affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors. In addition, certain provisions of our certificate of incorporation and bylaws may be amended only by the affirmative vote of at least 66 2⁄3% of shares of common stock entitled to vote generally in the election of directors if the Sponsor and its affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors. These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

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

We face risks related to heightened inflation, recession, financial market disruptions and other economic conditions.

Customer and consumer demand for our services may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. In addition, if the U.S. economy enters a recession, we may experience a decline in demand for our services and may have to decrease prices, all of which could have a material adverse impact on our financial results. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. While U.S. GDP growth has been reported as positive for the calendar quarter ended September 30, 2022, many predict that the U.S. economy will enter a recession in fiscal year 2023. Therefore, the recessionary risks discussed above and elsewhere in these risk factors are more pronounced in the current economic environment.

Failure to meet environmental, social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.

In recent years, there has been an increased focus from stakeholders, regulators and the public in general on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and regulatory obligations and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

We may be unable to satisfactorily meet evolving standards, regulations and disclosure requirements related to ESG. Such matters can affect the willingness or ability of investors to make an investment in our Company, as well as our ability to meet regulatory requirements, including proposed rules related to greenhouse gas emissions. Any failure, or perceived failure, to meet evolving stakeholder expectations, additional regulations and industry standards or achieve our ESG goals, commitments, and targets could have an adverse effect on our business, results of operations, financial condition, or stock price.

Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

Our common stock has traded on the New York Stock Exchange, under the symbol “BV,” since June 2018. Since then, our common stock has been relatively thinly traded and at times been subject to price volatility. Recently, from October 1, 2021 to September 30, 2022, the closing price of our common stock on the New York Stock Exchange ranged from $7.65 to $17.32 per share. You may not be able to resell your shares at or above your purchase price due to various factors, including those described in this Risk Factors section. Some factors that may impact our stock price include: results of operations that vary from the expectations of securities analysts and investors or from those of our competitors; changes in expectations as to our future financial performance, including estimates and investment recommendations by securities analysts and investors; changes in market valuations, stock prices, or earnings and other announcements by peer companies or companies in the service sector; announcements by us, our competitors, and our suppliers related to significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments; investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives; the public’s response to press releases, SEC filings or other public announcements by us or third parties, including our filings with the SEC; guidance, if any, that we provide to the public, and any changes in or our failure to meet this guidance; and the development and sustainability of an active trading market for our stock.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, fluctuations in our stock price and limited trading volume may make our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stock rapidly, exacerbating price fluctuations in either direction. These fluctuations may adversely affect the trading price or liquidity of our common stock.

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

As a public company, we incur significant legal, regulatory, finance, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We are also required to comply with, and incur costs associated with such compliance with, the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the “Dodd-Frank Act”), as well as rules and regulations implemented by the SEC and the NYSE. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is a leased facility located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

We and our operating companies own and lease a variety of facilities primarily located in the United States, for branch and service center operations and for office, call center and storage space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than our headquarters listed above, used by each of our operating segments as of September 30, 2022. We believe that these facilities, when considered with our headquarters, are in good operating condition and suitable and adequate to support the current needs of our business.

Segment (1)	Owned Facilities	Leased Facilities
Maintenance Services	33	239
Development Services	3	17
Total	36	256

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BV” on June 28, 2018. Prior to that time, there was no public market for our common stock. As of September 30, 2022 there were 298 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. We did not declare or pay dividends to the holders of our common stock in the year ended September 30, 2022.

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

The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Russell 2000 (“R2000”) Index and the Russell 2500 Waste & Disposal Services (“R2500 Services”) Index from June 28, 2018 (the Company’s initial day of trading) through September 30, 2022. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the R2000 Index and the R2500 Services Index assumes any dividends were reinvested on the date paid. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
6/28/18
9/30/18
9/30/19
9/30/20
9/30/21
9/30/22
BrightView Holdings, Inc.
Russell 2000 Index
Russell 2500 Waste & Disposal Services Index

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

This section of this Form 10-K generally discusses the fiscal years ended September 30, 2022 and 2021 items and year to year comparisons between the fiscal years ended September 30, 2022 and 2021. The discussion around results of operations for the fiscal year ended September 30, 2020 and a comparison of our results for the fiscal years ended September 30, 2021 and 2020 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2021, filed with the SEC on November 17, 2021 and is incorporated by reference herein (Fiscal Year Ended September 30, 2021 10-K).

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 6 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 290 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

Development Services

Development Services revenue is primarily recognized over time using the cost-to-cost input method, measured by the percentage of cost incurred to date to the estimated total cost for each contract, which we believe to be the best measure of progress. The full amount of anticipated losses on contracts is recorded as soon as such losses can be estimated. These losses are immaterial to current and historical operations. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

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

Income Tax Expense

Income tax expense includes U.S. federal, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax credits and certain nondeductible expenses. Our effective tax rate may vary from quarter to quarter based on recurring and nonrecurring factors including, but not limited to the geographical distribution of our pre-tax earnings, changes in the tax rates of different jurisdictions, the availability of tax credits and nondeductible items. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the period of the change.

Other Expense (Income)

Other expense (income) consists primarily of losses on debt extinguishment and investment gains and losses and gains related to investments held in Rabbi Trust.

How We Assess the Performance of our Business

We manage operations through the two operating segments described above. In addition to our GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”), and Free Cash Flow.

We believe Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net Income is defined as net income including interest and depreciation, and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net Income divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

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

Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are provided in addition to, and should not be considered as alternatives to, net income or any other performance measure derived in accordance with GAAP, and Free Cash Flow is provided in addition to, and should not be considered as an alternative to, cash flow from operating activities or any other measure derived in accordance with GAAP as a measure of our liquidity. Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our

“strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the fiscal year ended September 30, 2022, the Company acquired eight businesses and paid approximately $93.1 million in aggregate consideration, net of cash acquired. We incurred $8.2 million of integration costs during the fiscal year ended September 30, 2022, of which $5.3 million related to acquisitions completed prior to fiscal 2022 and $2.9 million related to acquisitions completed during fiscal 2022. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

Industry and Economic Conditions

We believe the non-discretionary nature of our landscape maintenance services provides us with a fairly predictable recurring revenue model. The perennial nature of the landscape maintenance service sector, as well as its wide range of end users, minimizes the impact of a broad or sector-specific downturn. However, in connection with our enhancement services and development services, when demand for commercial construction declines, demand for landscape enhancement services and development projects may decline. When commercial construction activity rises, demand for landscape enhancement services to maintain green space may also increase. This is especially true for new developments in which green space tends to play an increasingly important role. Economic conditions, including rising inflation and fuel prices, as well as rising interest rates, have impacted and may further impact our costs and expenses, and fluctuations in labor markets, may impact our ability to identify, hire and retain employees. Increased labor costs, including recruiting, retention, and overtime expenditures, have and could further adversely affect our profitability.

COVID-19 Update

The impact of the COVID-19 pandemic and related economic conditions on the Company’s results continue to be highly uncertain and outside the Company’s control. Although our Maintenance and Development operations are considered essential services, future governmental orders or other restrictions may limit, restrict or prohibit operations in the future. Further limitations could have a material adverse impact on our business, financial condition and results of operations. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in fiscal year 2022 may not be indicative of the Company’s future results. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Fiscal Year Ended September 30,
(In millions)	2022	2021
Net service revenues	$2,774.6	$2,553.6
Cost of services provided	2,099.8	1,902.8
Gross profit	674.8	650.8
Selling, general and administrative expense	534.9	508.0
Amortization expense	51.5	52.3
Income from operations	88.4	90.5
Other expense (income)	15.5	(2.7)
Interest expense	53.3	42.3
Income before income taxes	19.6	50.9
Income tax expense	5.6	4.6
Net income	$14.0	$46.3
Adjusted EBITDA(1)	$287.9	$302.3
Adjusted Net Income (1)	$100.9	$126.3
Cash flows from operating activities	$106.9	$148.4
Free Cash Flow(1)	$6.7	$96.7

(1) See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal Year Ended September 30, 2022 compared to Fiscal Year Ended September 30, 2021

Net Service Revenues

Net service revenues for the fiscal year ended September 30, 2022 increased $221.0 million, or 8.7%, to $2,774.6 million, from $2,553.6 million in the 2021 period. The increase was driven by increases in Maintenance Services revenues of $99.1 million and Development Services revenues of $123.9 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the fiscal year ended September 30, 2022 increased $24.0 million, or 3.7%, to $674.8 million, from $650.8 million in the 2021 period principally driven by the increases in Maintenance Services and Development Services revenues. Gross margin decreased 120 basis points to 24.3% for the fiscal year ended September 30, 2022, from 25.5% in the 2021 period driven by increases in materials and fuel costs as a percentage of revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense for the fiscal year ended September 30, 2022 increased $26.9 million, or 5.3%, to $534.9 million, from $508.0 million in the 2021 period. The increase was primarily due to the impact of acquisitions as well as the reinstatement of the employer match for the employee savings plan coupled with a slight increase in travel costs. As a percentage of revenue, selling, general and administrative expense decreased 60 basis points for the fiscal year ended September 30, 2022 to 19.3%, from 19.9% in the 2021 period.

Amortization Expense

Amortization expense for the fiscal year ended September 30, 2022 decreased $0.8 million, or 1.5%, to $51.5 million, from $52.3 million in the 2021 period. The decrease was principally due to a $4.2 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, partially offset by a $3.4 million increase in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Expense (Income)

Other expense was $15.5 million for the fiscal year ended September 30, 2022 compared to $2.7 million of income in the 2021 period. The $18.2 million increase in expense was driven principally by the losses on the extinguishment of debt in connection with the amendment dated April 22, 2022 (“Amendment No. 6”) to our credit agreement dated December 18, 2013 (as amended, the “Credit Agreement”) and the change in value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the fiscal year ended September 30, 2022 increased $11.0 million, or 26.0%, to $53.3 million, from $42.3 million in the 2021 period. The increase was driven by an increased weighted average interest rate on the Series B Term Loan in the 2022 period of 3.76% compared to 2.65% in the 2021 period, coupled with the increase in the borrowings under the Series B Term Loan associated with Amendment No. 6 to the Credit Agreement, partially offset by the impact of our interest rate swaps for the period.

Income Tax Expense

For the fiscal year ended September 30, 2022, income tax expense increased $1.0 million, or 21.7%, to $5.6 million, compared to $4.6 million in the 2021 period. The change in income tax expense is primarily attributable to the tax planning benefit that was included in the Company’s income tax expense for the 2021 period, partially offset by a decrease in pretax income to $19.6 million compared to pretax income of $50.9 million in the 2021 period.

Net Income

For the fiscal year ended September 30, 2022, net income decreased by $32.3 million, to $14.0 million, from $46.3 million in the 2021 period. The decrease in net income was primarily due to the changes noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $14.4 million for the fiscal year ended September 30, 2022, to $287.9 million, from $302.3 million in the 2021 period. Adjusted EBITDA as a percent of revenue was 10.4% and 11.8% for the fiscal year ended September 30, 2022 and 2021, respectively. The decrease in Adjusted EBITDA was principally driven by a decrease of $20.8 million, or 6.9% in Maintenance Services Segment Adjusted EBITDA, partially offset by an increase of $8.5 million, or 13.0% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the fiscal year ended September 30, 2022 decreased $25.4 million to $100.9 million, from $126.3 million in the 2021 period due to the changes noted above.

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

Segment Results for the Fiscal Years Ended September 30, 2022 and 2021

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$2,082.0	$1,982.9	5.0%
Segment Adjusted EBITDA	$278.8	$299.6	(6.9)%
Segment Adjusted EBITDA Margin	13.4%	15.1%	(170) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the fiscal year ended September 30, 2022 increased by $99.1 million, or 5.0%, compared to the 2021 period. Revenues from landscape maintenance services were $1,825.7 million for the fiscal year ended September 30, 2022, an increase of $127.7 million over the 2021 period. The increase in landscape maintenance service revenues was primarily driven by a $74.5 million, or 4.4%, increase in underlying commercial landscape services underpinned by a combination of contract services growth and to a greater extent ancillary services growth, as well as a $53.2 million revenue contribution from acquired businesses. Offsetting this was a decrease of $28.6 million in snow removal services, net of $21.1 million from acquired businesses, due to overall less snowfall during the year ended September 30, 2022 as compared to the 2021 period.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2022 decreased $20.8 million, to $278.8 million, compared to $299.6 million in the 2021 period. Segment Adjusted EBITDA Margin decreased 170 basis points, to 13.4%, in the fiscal year ended September 30, 2022, from 15.1% in the 2021 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by the decrease in snow removal revenues, higher fuel costs and the reinstatement of the employer match for the employee savings plan, partially offset by increases in revenues from underlying commercial landscape services and acquisitions discussed above.

Development Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$698.8	$574.9	21.6%
Segment Adjusted EBITDA	$73.7	$65.2	13.0%
Segment Adjusted EBITDA Margin	10.5%	11.3%	(80) bps

Development Services Net Service Revenues

Development Services net service revenues for the fiscal year ended September 30, 2022 increased $123.9 million, or 21.6%, compared to the 2021 period. The increase was driven by a $65.2 million revenue contribution from acquired businesses combined with an increase of $58.7 million due to additional project volumes.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2022 increased $8.5 million, to $73.7 million, compared to $65.2 million in the 2021 period, principally as a result of the increases in revenues described above, partially offset by higher materials costs and the reinstatement of the employer match for the employee savings plan. Segment Adjusted EBITDA Margin decreased 80 basis points, to 10.5% for the period from 11.3% in the 2021 period, primarily as a result of higher materials and fuel costs as a percentage of revenue, partially offset by lower labor costs as a percentage of revenue.

Non-GAAP Financial Measures

Set forth below are the reconciliations of net income to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow.

	Fiscal Year Ended September 30,
(in millions)	2022	2021
Adjusted EBITDA
Net income	$14.0	$46.3
Plus:
Interest expense, net	53.3	42.3
Income tax expense	5.6	4.6
Depreciation expense	98.9	84.7
Amortization expense	51.5	52.3
Business transformation and integration costs (a)	21.5	28.5
Offering-related expenses (b)	0.1	0.6
Equity-based compensation (c)	19.0	20.0
COVID-19 related expenses (d)	11.4	23.0
Debt extinguishment (e)	12.6	—
Adjusted EBITDA	$287.9	$302.3
Adjusted Net Income
Net income	14.0	46.3
Plus:
Amortization expense	51.5	52.3
Business transformation and integration costs (a)	21.5	28.5
Offering-related expenses (b)	0.1	0.6
Equity-based compensation (c)	19.0	20.0
COVID-19 related expenses (d)	11.4	23.0
Debt extinguishment (e)	12.6	—
Income tax adjustment (f)	(29.2)	(44.4)
Adjusted Net Income	$100.9	$126.3
Free Cash Flow
Cash flows from operating activities	$106.9	$148.4
Minus:
Capital expenditures	107.3	61.2
Plus:
Proceeds from sale of property and equipment	7.1	9.5
Free Cash Flow	$6.7	$96.7

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Fiscal Year Ended September 30,
(in millions)	2022	2021
Severance and related costs	$1.6	$0.3
Business integration (g)	8.2	14.0
IT infrastructure, transformation, and other (h)	11.7	14.2
Business transformation and integration costs	$21.5	$28.5

(b)
Represents transaction related expenses incurred for IPO related litigation and completed or contemplated subsequent registration statements.
(c)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(d)
Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment, cleaning and supply purchases, and other. Additionally, fiscal year 2022 includes refunds related to employee retention credits allowed under the CARES Act.
(e)
Represents losses on the extinguishment of debt related to Amendment No. 6 to the Credit Agreement and includes the write-off of deferred finance fees and original issue discount.
(f)
Represents the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items, which collectively result in an increase in income tax. The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.

	Fiscal Year Ended September 30,
(in millions)	2022	2021
Tax impact of pre-tax income adjustments	$29.4	$33.7
Discrete tax items	(0.2)	10.7
Income tax adjustment	$29.2	$44.4

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

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement and the Receivables Financing Agreement (as defined below). Our principal uses of cash are to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions. We may also seek to finance capital expenditures under finance leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

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

	September 30,
(In millions)	2022	2021
Cash and cash equivalents	$20.1	$123.7
Short-term borrowings and current maturities of long-term debt	$12.0	$10.4
Long-term debt	$1,330.7	$1,130.6
Total debt	$1,342.7	$1,141.0

The Company is party to the Credit Agreement, a five-year revolving credit facility that, pursuant to the Amendment Agreement, currently matures on April 22, 2027 (the “Revolving Credit Facility”) and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”). Each of the Company's credit facilities bear interest based in-part on a secured overnight financing rate. See “Description of Indebtedness”.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Fiscal Year Ended September 30,
(In millions)	2022	2021
Operating activities	$106.9	$148.4
Investing activities	$(193.7)	$(158.7)
Financing activities	$(16.8)	$(23.1)
Free Cash Flow (1)	$6.7	$96.7

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended September 30, 2022 decreased $41.5 million, to $106.9 million, from $148.4 million in the 2021 period. This decrease was due to a decrease in the cash provided by accounts payable and other operating liabilities principally due to the impact of the repayment of the payroll tax deferral under the CARES Act. This was partially offset by an increase in cash provided by accounts receivable and unbilled and deferred revenue.

Cash Flows used in Investing Activities

Net cash used in investing activities was $193.7 million in the fiscal year ended September 30, 2022, an increase of $35.0 million compared to $158.7 million for the 2021 period. The increase was driven by an increase of $46.1 million in cash used for capital expenditures driven principally by receipted orders previously impacted by pandemic-related supply chain challenges, partially offset by a decrease of $17.3 million in cash used for acquisitions in comparison to the 2021 period.

Cash Flows used in Financing Activities

Net cash used in financing activities of $16.8 million for the fiscal year ended September 30, 2022 included proceeds from the April 22, 2022 refinancing of our term loan with the Series B Term Loan, net of issuance costs of $1,180.1 million, partially offset by repayments of our term loan of $1,006.3 million and repayments of the previous draw on our Revolving Credit Facility of $165.0 million. Proceeds from our Receivables Financing Agreement, net of issuance costs of $391.7 million were partially offset by repayments of our Receivables Financing Agreement of $374.4 million. Additionally, repurchases of common stock and distributions totaled $163.8 million and repayments of finance lease obligations totaled $27.0 million in the period.

Free Cash Flow

Free Cash Flow decreased $90.0 million to $6.7 million for the fiscal year ended September 30, 2022 from $96.7 million in the 2021 period. The decrease in Free Cash Flow was due to a decrease in net cash provided by operating activities and an increase in cash used for capital expenditures, as described above.

Working Capital

(In millions)	September 30, 2022	September 30, 2021
Net Working Capital:
Current assets	$677.1	$710.8
Less: Current liabilities	488.4	496.1
Net working capital	$188.7	$214.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $26.0 million, to $188.7 million, at September 30, 2022, from $214.7 million at September 30, 2021, primarily driven by a decrease in cash and cash equivalents of $103.6 million coupled with an increase in deferred revenue of $11.1 million and an increase in accounts payable of $6.8 million. This was partially offset by an increase in other current assets of $32.2 million, a decrease in accrued expenses and other current liabilities of $27.4 million, an increase in unbilled revenue of $19.0 million and an increase in accounts receivable, net of $18.7 million.

Description of Indebtedness

Series B Term Loan due 2029

On April 22, 2022, the Company entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement (as amended prior to but not including under the Amendment Agreement, the “Amended Credit Agreement”) was amended to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of either 3.25% or 3.00% or a base rate (“ABR”) plus a margin of either 2.25% or 2.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively, with the margin on the Series B Term Loan determined based on the Company’s first lien net leverage ratio. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s Amended Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $12.6 due to accelerated amortization of deferred financing fees and original issue discount included in the Other (expense) income line of the Consolidated Statements of Operations. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. Debt repayments for the Series B Term Loan totaled $1,006.3 and $10.4 for the fiscal years ended September 30, 2022 and September 30, 2021, respectively.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Amended Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any required payment due for the periods ended September 30, 2022, September 30, 2021, and September 30, 2020.

Revolving credit facility

The Company has a five-year $300 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50%, or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2022 and September 30, 2021. There were $165.0 borrowings under the facility during the year ended September 30, 2022, of which, $165.0 were repaid during the same period. There were no borrowings or repayments under the facility for the year ended September 30, 2021. There is a quarterly commitment fee equal to either 1⁄4 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s first lien net leverage ratio. The Company had $49.1 and $52.3 of letters of credits issued and outstanding as of September 30, 2022 and September 30, 2021, respectively. The weighted average interest rate on the Revolving Credit Facility was 2.3% for the years ended September 30, 2022 and 2021.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On February 19, 2021, the Company entered into the Second Amendment to the Receivables Financing Agreement (the “Second Amendment”) which extended the term through February 20, 2024 and increased the borrowing capacity to $235.0 through September 20, 2021 and $250.0 thereafter. On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the “Third Amendment”) which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2022, the Company borrowed $392.0 against the capacity and voluntarily repaid $374.4. During the year ended September 30, 2021, the Company borrowed $34.5 against the capacity and voluntarily repaid $24.6.

For additional information on our material indebtedness, including our First Lien Term Loans, Series B Term Loans and Revolving Credit Facility and our outstanding borrowings under the Receivables Financing Agreement, see Note 9 “Long-term Debt” in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of September 30, 2022, September 30, 2021, and September 30, 2020, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Contractual Obligations and Commercial Commitments

The Company’s primary contractual obligations include the payment of interest and principal on our outstanding long term debt, our operating and finance lease portfolios, and other operational purchase obligations

The Company has outstanding variable-rate debt through its Series B Term Loan, Revolving Credit Facility, Receivables Financing Agreement and other debt instruments, which hold varying maturities. See Note 9 “Long-term Debt” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for further information, including the timing of principal and interest payments associated with the Company’s long term debt.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms of one month up to 11.3 years. See Note 12 “Leases” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information, including the maturity schedule of future principal and interest payments associated with our finance and operating lease portfolios.

Purchase obligations include commitments for various products and services made in the normal course of business to meet operational requirements, including the procurement of capital assets. As of September 30, 2022 the Company had $48.1 million of operational purchase obligations, with $39.6 million payable within twelve months. These purchase obligation amounts represent only those items for which we are contractually obligated as of September 30, 2022.

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

Based on our most recent annual analysis as of July 1, 2022, the fair values for all three of our reporting units exceeded the carrying values, and therefore no indicators of impairment existed for those three reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 7.8%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. As of September 30, 2022, there was $1,786.9 million of goodwill recorded related to the Maintenance reporting unit. See Note 7 “Intangible Assets, Goodwill and Acquisitions” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information.

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

Development Services

Development Services revenue is primarily recognized over time using the cost-to-cost input method, measured by the percentage of cost incurred to date to the estimated total cost for each contract, which we believe to be the best measure of progress. The full amount of anticipated losses on contracts is recorded as soon as such losses can be estimated. These losses have been immaterial in prior periods. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

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

Equity-based Compensation

We account for equity-based compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all equity-based payments to employees and non-employees, including grants of stock options, to be measured based on the grant date fair value of the awards. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees and non-employees. This model requires certain assumptions including the estimated expected term of the stock options, the risk-free interest rate and the exercise price, of which certain assumptions are highly complex and subjective. The expected option life represents the period of time that the options granted are expected to be outstanding based on management’s best estimate of the timing of a liquidity event and the contractual term of the stock option. As there is not sufficient trading history of our common stock, we use a group of our competitors which we believe are similar to us, adjusted for our capital structure, in order to estimate volatility. Our exercise price is the stock price on the date in which shares were granted.

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

We use a Monte Carlo simulation to estimate the fair value of performance stock units granted to employees. This model requires certain assumptions including the risk-free interest rate and the number of shares expected to vest. The number of shares expected to vest represents the expected achievement of certain performance conditions. Our vesting price is the stock price on the date in which shares were granted.

For additional information related to the assumptions used, see Note 13 “Equity Based Compensation” to our audited consolidated financial statements included elsewhere in Part II. Item 8 of this Form 10-K.

Income Taxes

The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We may establish contingency reserves for material, known tax exposures relating to deductions, transactions, and other matters involving some uncertainty as to the proper tax treatment of the item. Such reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or clarified. While we believe that our reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease our income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change.

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

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for the Company in the first quarter of fiscal 2023 and is not expected to have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk as a result of our variable rate borrowings. We manage our exposure to interest rate risk by using pay-fixed interest rate swaps as cash flow hedges of a portion of our variable rate debt. We have historically targeted hedging between 30% and 50% of the principal amount outstanding under our Series B Term Loan.

As of September 30, 2022, we had variable rate debt outstanding of $1.35 billion at a weighted average interest rate of 3.6% for the year ended September 30, 2022, excluding the impact of our outstanding hedge agreements. Substantially all of our outstanding variable rate debt was incurred under the Amended Credit Agreement and the Receivables Financing Agreement. Each of these loans bears interest based on SOFR plus a spread.

We use interest rate swaps to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted SOFR-based interest payments. At September 30, 2022, we were a fixed rate payer on fixed-floating interest rate swap contracts that effectively fixed the LIBOR-based index which serves as a proxy for the SOFR-based index used to determine the interest rates charged on our SOFR-based variable rate borrowings. See Note 10 “Fair Value Measurements and Derivative Instruments” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Based on the debt outstanding and hedge contracts in place for the year ended September 30, 2022, a 100 basis point change in interest rates on our variable rate debt would result in a change to our fiscal 2022 interest expense by approximately $7.6 million inclusive of the impact from the active hedge contracts. Actual interest rates could change significantly more than 100 bps.

Commodity Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet and mowers in the delivery of services to our customers. We purchase our fuel at prevailing market prices. We manage our exposure through the execution of a documented hedging strategy. We have historically entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices when appropriate. We do not currently have any open fuel-based derivative instruments.

During the year ended September 30, 2022 we purchased approximately 18.3 million gallons of fuel. A ten percent change in fuel prices would have resulted in a change of approximately $7.5 million in our annual fuel cost inclusive of the impact from the hedge contracts which expired on December 31, 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain disclosure controls and procedures, which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Refer to “Opinion on Internal Control over Financial Reporting” on page F-4 herein.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 26, 2023.

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

(3) Exhibits

See the “Exhibit Index” beginning on page 52 of this Form 10-K.

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
10.1

Amended and Restated Indemnification Agreement, dated as of May 21, 2014, by and among BrightView Holdings, Inc., Kohlberg Kravis Roberts & Co. L.P. and MSD Capital, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.2

First Lien Credit Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, swingline lender and a lender, Morgan Stanley Bank N.A., as the letter of credit issuer, Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, Mizuho Bank, Ltd., KKR Capital Markets LLC, Macquarie Capital (USA) Inc., Sumitomo Mitsui Banking Corporation, and UBS Securities LLC, as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.3

Amendment to First Lien Credit Agreement, dated as of June 30, 2014, among Garden Acquisition Holdings, Inc., The Brickman Group Ltd. LLC, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.4

Amendment No. 2 to First Lien Credit Agreement, dated as of December 18, 2017, among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent, letter of credit issuer and swingline lender and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.5

Amendment No. 3 to First Lien Credit Agreement, dated as of March 1, 2018, by and among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.6

Amended and Restated Joinder Agreement, dated as of June 30, 2014, by and among Jefferies Finance LLC, MIHI, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, Nomura Corporate Funding Americas, LLC, and KKR Corporate Lending LLC, Garden Merger Sub, LLC, as borrower, Morgan Stanley Bank, N.A., as a letter of credit issuer and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.7

First Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.8

First Lien Security Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.9

First Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, each of the subsidiary pledgors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.10

Grant of Security Interest in Trademark Rights, dated as of December 18, 2013, by The Brickman Group Ltd. LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.11

Second Lien Credit Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, Credit Suisse AG, as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, Mizuho Bank, Ltd., KKR Capital Markets LLC, Macquarie Capital (USA) Inc., Sumitomo Mitsui Banking Corporation, and UBS Securities LLC, as joint lead arrangers and bookrunners, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.12

Amendment No. 1 to Second Lien Credit Agreement, dated as of March 1, 2018, by and among BrightView Acquisition Holdings, Inc., BrightView Landscapes, LLC and Credit Suisse AG, as administrative agent (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.13

Second Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.14

Second Lien Security Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.15

Second Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, subsidiary pledgors party thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.16

First Lien/Second Lien Intercreditor Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, other grantors party thereto, Morgan Stanley Senior Funding, Inc., Credit Suisse AG and each additional representative from time to time party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.17

Receivables Financing Agreement, dated as of April 28, 2017, by and among BrightView Funding LLC, BrightView Landscapes, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the persons from time to time party thereto as lenders and LC participant (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.18

First Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 21, 2019, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.19

Second Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 19, 2021, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2021)

10.20

Third Amendment to the Receivables Financing Agreement, including Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of June 22, 2022, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)

10.21

Second Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Tree Company, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2020)

10.22

Third Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Puerto Rico, LLC, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2020)

10.23

Fourth Amendment to the Purchase and Sale Agreement, dated as of November 23, 2020, by and among BrightView Landscapes, LLC, as servicer, Metheny Commercial Lawn Maintenance, INC., as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)

10.24

Fifth Amendment to the Purchase and Sale Agreement, dated as of December 22, 2021, by and among BrightView Landscapes, LLC, as Servicer, BrightView Landscape Development, Inc., an Arizona corporation, as an Originator, BrightView Landscape Development, Inc., a Colorado corporation, as an Originator, various parties listed on the signature pages thereto as Originators and BrightView Funding LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2022)

10.25

Incremental Amendment and Amendment No. 4 to First Lien Credit Agreement, dated June 8, 2018, by and among JPMorgan Chase Bank N.A., BrightView Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.26

Amendment No. 5 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of August 15, 2018, by and among BrightView Holdings, Inc., BrightView Landscapes, LLC and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as successor Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2018)

10.27

Amendment No. 6 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of April 22, 2022, by and among the Company, the Borrower and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2022)

10.28

Share Repurchase Agreement, dated as of December 9, 2021 by and between MSD Valley Investments, LLC and BrightView Holdings, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021)

10.29

Share Repurchase Agreement, dated as of March 13, 2022, by and between BrightView Holdings, Inc. and MSD Valley Investments, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 15, 2022)

10.30†	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.31†

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)

10.32†	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.33†	Amendment No. 1 to 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)
10.34†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)
10.35†

Letter Agreement between BrightView Holdings, Inc. and Andrew V. Masterman (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.36†	Letter Agreement between BrightView Holdings, Inc. and Brett Urban (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2022)
10.37†

Letter Agreement between BrightView Holdings, Inc. and John A. Feenan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.38†

Letter Agreement between BrightView Holdings, Inc. and Thomas C. Donnelly (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.39†

Letter Agreement between BrightView Holdings, Inc. and Jonathan M. Gottsegen (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.40†

Letter Agreement between BrightView Holdings, Inc. and Jeffery R. Herold (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.41†	Form of Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)
10.42†

Form of Award Notice and Nonqualified Stock Option Agreement (Top-Up Option) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.43†

Form of BrightView Holdings, Inc. Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.44†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.45†	Form of Award Notice and Nonqualified Stock Option Agreement (2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.46†

Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019 Bonus Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)

10.47†	The BrightView Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)
10.48†	BrightView Holdings, Inc. Executive Leadership Team Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020)
10.49†	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022)
10.50†*	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2022)
10.51†*	Form of BrightView Holdings, Inc. Retention Restricted Stock Unit Grant (2022)
10.52†

Separation and Transition Services Agreement, effective as of October 1, 2022, by and between BrightView Holdings, Inc. and John A. Feenan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2022)

21.1*	Subsidiaries of BrightView Holdings, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2021, has been formatted in Inline XBRL.

† Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2022	BrightView Holdings, Inc.

	By:	/s/ Andrew V. Masterman
Andrew V. Masterman
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew V. Masterman	Chief Executive Officer, President and Director	November 17, 2022
Andrew V. Masterman	(Principal Executive Officer)

/s/ Brett Urban	Executive Vice President and Chief Financial Officer	November 17, 2022
Brett Urban	(Principal Financial Officer)

/s/ Louay H. Khatib	Chief Accounting Officer	November 17, 2022
Louay H. Khatib	(Principal Accounting Officer)

/s/ Paul E. Raether	Chairman of Board of Directors	November 17, 2022
Paul E. Raether

/s/ James R. Abrahamson	Director	November 17, 2022
James R. Abrahamson

/s/ Jane Okun Bomba	Director	November 17, 2022
Jane Okun Bomba

/s/ Frank Lopez	Director	November 17, 2022
Frank Lopez

/s/ Richard W. Roedel	Director	November 17, 2022
Richard W. Roedel

/s/ Mara Swan	Director	November 17, 2022
Mara Swan

/s/ William Cornog	Director	November 17, 2022
William Cornog

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightView Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Maintenance Reporting Unit – Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value annually in the fourth quarter of each year using data as of July 1 of that year. The Company performed a quantitative test to determine the fair value of each reporting unit, which required management to make significant estimates and assumptions related to long-term future growth rates, operating margins, discount rate and future economic and market conditions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Maintenance reporting unit as of the measurement date of July 1, 2022 exceeded the carrying value. Therefore, no impairment was recognized.

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

November 17, 2022

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightView Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and related notes as of and for the year ended September 30, 2022, of the Company and our report dated November 17, 2022 expressed an unqualified opinion on those financial statements.

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

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 17, 2022

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In millions, except par value and share data)

	September 30, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$20.1	$123.7
Accounts receivable, net	397.6	378.9
Unbilled revenue	130.2	111.2
Other current assets	129.2	97.0
Total current assets	677.1	710.8
Property and equipment, net	328.3	264.4
Intangible assets, net	174.3	197.6
Goodwill	2,008.8	1,950.8
Operating lease assets	81.6	69.5
Other assets	35.4	44.5
Total assets	$3,305.5	$3,237.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$151.2	$144.4
Current portion of long-term debt	12.0	10.4
Deferred revenue	59.3	48.2
Current portion of self-insurance reserves	45.6	50.2
Accrued expenses and other current liabilities	193.5	220.9
Current portion of operating lease liabilities	26.8	22.0
Total current liabilities	488.4	496.1
Long-term debt, net	1,330.7	1,130.6
Deferred tax liabilities	68.6	70.8
Self-insurance reserves	101.1	104.5
Long-term operating lease liabilities	61.3	54.2
Other liabilities	38.6	38.7
Total liabilities	2,088.7	1,894.9
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and September 30, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 105,700,000 and 105,200,000 shares issued and 93,000,000 and 105,200,000 shares outstanding as of September 30, 2022 and September 30, 2021, respectively	1.1	1.1
Treasury stock, at cost; 12,700,000 and 287,000 shares as of September 30, 2022 and September 30, 2021, respectively	(168.2)	(4.4)
Additional paid-in-capital	1,509.5	1,489.1
Accumulated deficit	(127.6)	(141.6)
Accumulated other comprehensive income (loss)	2.0	(1.5)
Total stockholders’ equity	1,216.8	1,342.7
Total liabilities and stockholders’ equity	$3,305.5	$3,237.6

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Net service revenues	$2,774.6	$2,553.6	$2,346.0
Cost of services provided	2,099.8	1,902.8	1,750.7
Gross profit	674.8	650.8	595.3
Selling, general and administrative expense	534.9	508.0	527.4
Amortization expense	51.5	52.3	55.8
Income from operations	88.4	90.5	12.1
Other expense (income)	15.5	(2.7)	(1.3)
Interest expense	53.3	42.3	64.6
Income (loss) before income taxes	19.6	50.9	(51.2)
Income tax expense (benefit)	5.6	4.6	(9.6)
Net income (loss)	$14.0	$46.3	$(41.6)
Income (loss) per share:
Basic and Diluted	$0.14	$0.44	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Net income (loss)	$14.0	$46.3	$(41.6)
Net derivative gains (losses) and other costs arising during the period, net of tax expense (benefit) of $1.7; $0.8; and $(3.6), respectively(1)	4.2	2.1	(9.4)
Reclassification of (gains) losses into net income (loss), net of tax (expense) benefit of $(0.3); $(1.2); and $5.1, respectively	(0.7)	3.3	14.2
Other comprehensive income	3.5	5.4	4.8
Comprehensive income (loss)	$17.5	$51.7	$(36.8)
(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares Outstanding	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, September 30, 2019	104.7	$1.0	$1,441.8	$(146.3)	$(11.7)	$(1.0)	$1,283.8
Net (loss)	—	—	—	(41.6)	—	—	(41.6)
Other comprehensive income, net of tax	—	—	—	—	4.8	—	4.8
Capital contributions and issuance of common stock	0.2	—	2.4	—	—	—	2.4
Equity-based compensation	—	—	23.6	—	—	—	23.6
Repurchase of common stock and distributions	—	—	—	—	—	(1.5)	(1.5)
Balance, September 30, 2020	104.9	1.0	1,467.8	(187.9)	(6.9)	(2.5)	1,271.5
Net income	—	—	—	46.3	—	—	46.3
Other comprehensive income, net of tax	—	—	—	—	5.4	—	5.4
Capital contributions and issuance of common stock	0.3	0.1	1.6	—	—	—	1.7
Equity-based compensation	—	—	19.7	—	—	—	19.7
Repurchase of common stock and distributions	—	—	—	—	—	(1.9)	(1.9)
Balance, September 30, 2021	105.2	1.1	1,489.1	(141.6)	(1.5)	(4.4)	1,342.7
Net income	—	—	—	14.0	—	—	14.0
Other comprehensive income, net of tax	—	—	—	—	3.5	—	3.5
Capital contributions and issuance of common stock	0.5	—	1.5	—	—	—	1.5
Equity-based compensation	—	—	18.9	—	—	—	18.9
Repurchase of common stock and distributions	—	—	—	—	—	(163.8)	(163.8)
Balance, September 30, 2022	105.7	$1.1	$1,509.5	$(127.6)	$2.0	$(168.2)	$1,216.8

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$14.0	$46.3	$(41.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	98.9	84.7	80.5
Amortization of intangible assets	51.5	52.3	55.8
Amortization of financing costs and original issue discount	3.7	3.7	3.7
Loss on debt extinguishment	12.6	—	—
Deferred taxes	(6.6)	28.9	(27.1)
Equity-based compensation	18.9	19.7	23.6
Realized (gain) loss on hedges	(1.0)	4.6	19.3
Goodwill impairment	—	—	15.5
Other non-cash activities, net	(1.7)	(4.1)	6.1
Change in operating assets and liabilities:
Accounts receivable	(6.3)	(41.9)	18.6
Unbilled and deferred revenue	(6.9)	(25.8)	21.2
Other operating assets	(10.5)	(28.4)	(4.5)
Accounts payable and other operating liabilities	(59.7)	8.4	74.0
Net cash provided by operating activities	106.9	148.4	245.1
Cash flows from investing activities:
Purchase of property and equipment	(107.3)	(61.2)	(52.7)
Proceeds from sale of property and equipment	7.1	9.5	4.8
Business acquisitions, net of cash acquired	(93.1)	(110.4)	(90.3)
Proceeds from divestitures	—	2.7	28.5
Other investing activities, net	(0.4)	0.7	0.9
Net cash (used) by investing activities	(193.7)	(158.7)	(108.8)
Cash flows from financing activities:
Repayments of finance lease obligations	(27.0)	(20.5)	(9.9)
Repayments of term loan	(1,006.3)	(10.4)	(10.4)
Repayments of receivables financing agreement	(374.4)	(24.6)	(80.0)
Repayments of revolving credit facility	(165.0)	—	(70.0)
Proceeds from term loan, net of issuance costs	1,180.1	—	—
Proceeds from receivables financing agreement, net of issuance costs	391.7	34.5	80.0
Proceeds from revolving credit facility	165.0	—	70.0
Debt issuance costs	(4.6)	—	—
Proceeds from issuance of common stock, net of share issuance costs	1.6	1.8	1.8
Repurchase of common stock and distributions	(163.8)	(1.9)	(1.5)
Other financing activities, net	(14.1)	(2.0)	1.7
Net cash (used) by financing activities	(16.8)	(23.1)	(18.3)
Net change in cash and cash equivalents	(103.6)	(33.4)	118.0
Cash and cash equivalents, beginning of period	123.7	157.1	39.1
Cash and cash equivalents, end of period	$20.1	$123.7	$157.1
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$17.3	$19.5	$8.6
Cash paid for interest	$48.7	$40.1	$61.4

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company reserves for all accounts that are deemed to be uncollectible and reviews its allowance for doubtful accounts regularly. The allowance is based on the age of receivables and a specific identification of receivables considered at risk, representing its best estimate of probable credit losses in existing trade accounts receivable (see Note 5 “Accounts Receivable, net”). Account balances are written off against the allowance when the potential for recovery is considered remote.

Accounts receivable also includes customer balances that have been billed or are billable to the Company’s customers but will not be collected until completion of the project or as otherwise specified in the contract. These amounts generally represent 5-10% of the total contract value.

Property and Equipment

Property and equipment is carried at cost, including the cost of labor for internal use software, less accumulated depreciation, except for those assets acquired through a business combination, in which case they have been stated at estimated fair value as of the date of the business combination, less accumulated depreciation. Costs of replacements or maintenance and repairs that do not improve or extend the life of the related assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and included in Cost of services provided or Selling, general and administrative expense as appropriate.

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

Impairment of Long-lived Assets

Property and equipment and definite-lived intangible assets are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value.

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

Derivative Instruments and Hedging Activities

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Since all of the Company’s derivatives are designated as cash flow hedges, the entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive income and subsequently reclassified to Interest expense (interest rate contracts) and Cost of services provided (fuel hedge contracts) in the accompanying Consolidated Statements of Operations when the hedge transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive income (loss) is released to earnings. See Note 10 “Fair Value Measurements and Derivative Instruments” for more information.

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

Contract liabilities consist of consideration that is contractually due from customers, or payments thereof, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the consolidated balance sheets.

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

Equity-based Compensation

The Company’s equity-based compensation consists of stock options, restricted stock awards, restricted stock units and performance stock units. The Company expenses equity-based compensation using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in later periods if subsequent information indicates actual forfeitures will differ from those estimates. See Note 13 “Equity Based Compensation” for more information.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows. The change in inventories is now reflected within the change in other operating assets, as opposed to being presented as a separate financial statement caption. There was no impact to the Company's financial position as a result of this reclassification.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which removes specified exceptions and adds requirements to simplify the accounting for income taxes. The Company adopted the guidance in the first quarter of fiscal 2022. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements and disclosures.

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

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for the Company in the first quarter of fiscal 2023 and is not expected to have a material impact on the Company's consolidated financial statements.

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

Development Services

Development Services revenues are generated primarily through landscape architecture and development services. These revenues are primarily recognized over time using the cost-to-cost input method, measured by the percentage of cost incurred to date to the estimated total cost for each contract, which we believe to be the best measure of progress. The full amount of anticipated losses on contracts is recorded as soon as such losses can be estimated. These losses are immaterial to current and historical operations. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 15 “Segments”, the Company’s reportable segments are Maintenance Services and Development Services.

	Fiscal Year Ended September 30,
	2022	2021	2020
Landscape Maintenance	$1,825.7	$1,698.0	$1,566.3
Snow Removal	256.3	284.9	163.1
Maintenance Services	2,082.0	1,982.9	1,729.4
Development Services	698.8	574.9	620.3
Eliminations	(6.2)	(4.2)	(3.7)
Net service revenues	$2,774.6	$2,553.6	$2,346.0

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of September 30, 2022, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $414.4 million. The Company expects to recognize revenue on 55% of the remaining performance obligations over the next 12 months and an additional 45% over the 12 months thereafter.

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

There were $176.9 of amounts billed during the period and $195.9 of additions to our unbilled revenue balance during the twelve month period ended September 30, 2022.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the fiscal year ended September 30, 2022 were as follows:

Deferred Revenue
Balance, September 30, 2021	$48.2
Recognition of revenue	(1,119.0)
Deferral of revenue	1,130.1
Balance, September 30, 2022	$59.3

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

5. Accounts Receivable, net

Accounts receivable of $397.6 and $378.9, is net of an allowance for doubtful accounts of $4.0 and $3.2 and includes amounts of retention on incomplete projects to be completed within one year of $48.8 and $43.4 at September 30, 2022 and September 30, 2021, respectively.

6. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	September 30, 2022	September 30, 2021
Land	—	$43.3	$42.2
Buildings and leasehold improvements	2-40 yrs.	46.3	38.6
Operating equipment	2-7 yrs.	302.4	239.1
Transportation vehicles	3-7 yrs.	339.8	288.4
Office equipment and software	3-10 yrs.	75.1	74.3
Construction in progress	—	5.7	4.1
Property and equipment		812.6	686.7
Less: Accumulated depreciation		484.3	422.3
Property and equipment, net		$328.3	$264.4

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $98.9, $84.7 and $80.5 for the years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively.

7. Intangible Assets, Goodwill and Acquisitions

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $51.5, $52.3 and $55.8 for the years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. The weighted average amortization periods of intangible assets acquired during the years ended September 30, 2022 and September 30, 2021 were seven years.

Intangible assets as of September 30, 2022 and September 30, 2021 consisted of the following:

		September 30, 2022		September 30, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$723.1	$(550.5)	$694.9	$(499.8)
Trademarks	12 yrs.	3.8	(2.6)	3.8	(2.3)
Non-compete agreements	5 yrs.	2.7	(2.2)	2.7	(1.7)
Total intangible assets		$729.6	$(555.3)	$701.4	$(503.8)

Amortization expense is anticipated to be as follows in future years:

Fiscal Year Ended September 30,
2023	$44.2
2024	35.4
2025	29.1
2026	21.7
2027	14.9
2028 and thereafter	29.0
$174.3

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2021 and September 30, 2022:

	Maintenance Services	Development Services	Total
Balance, September 30, 2020	1,680.4	178.9	1,859.3
Acquisitions	77.6	13.9	91.5
Balance, September 30, 2021	$1,758.0	$192.8	$1,950.8
Acquisitions (1)	34.7	23.3	58.0
Balance, September 30, 2022	$1,792.7	$216.1	$2,008.8
(1)
The acquisitions adjustment includes the immaterial impact of foreign currency adjustments during the period.

The Company performed its annual goodwill impairment assessment as of July 1, 2022 utilizing a quantitative test approach as described in Note 2 “Summary of Significant Accounting Policies”.

Acquisitions

During the year ended September 30, 2022, the Company acquired, through a series of separate transactions, 100% of the operations of eight unrelated companies, one of which was allocated between both Maintenance Services and Development Services. The Company paid approximately $93.1 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company continues to refine the valuation data and estimates primarily related to unbilled revenue, property and equipment, intangible assets, net, accounts payable, accrued expenses and other current liabilities and deferred revenue and will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily customer relationship intangible assets of $25.4. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired workforce in place. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

From each acquisition date through September 30, 2022, the amount of revenue of the companies acquired during fiscal 2022 included in our Consolidated Statement of Operations for the year ended September 30, 2022, was $65.5.

During the year ended September 30, 2021, the Company acquired, through a series of separate transactions, 100% of the operations of eight unrelated companies, of which three were allocated between both Maintenance Services and Development Services. The Company paid approximately $110.4 in consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The purchase accounting related to the 2021 acquisitions was finalized during 2022. As a result of the final purchase accounting, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheets as of September 30, 2022 and 2021. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The identifiable assets acquired were primarily intangible assets, including customer relationships of $28.6. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. A portion of the goodwill resulting from these acquisitions is deductible for tax purposes.
8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2022	September 30, 2021
Payroll related accruals	$46.0	$70.2
Accrued operating expenses	91.2	84.0
Other accruals (a)	56.3	66.7
Accrued expenses and other current liabilities	$193.5	$220.9

(a)
Other accruals for the fiscal years ended September 30, 2022 and September 30, 2021 include the Company’s deferral of Federal Insurance Contributions Act (FICA) payroll tax under the CARES Act.

9. Long-term Debt

Long-term debt consists of the following:

	September 30, 2022	September 30, 2021
Series B term loan	$1,185.3	$1,001.7
Receivables financing agreement	168.0	150.4
Financing costs, net	(10.6)	(11.1)
Total debt, net	1,342.7	1,141.0
Less: Current portion of long-term debt	12.0	10.4
Long-term debt, net	$1,330.7	$1,130.6

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

On April 22, 2022, the Company entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement (as amended prior to but not including under the Amendment Agreement, the “Amended Credit Agreement”) was amended to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of either 3.25% or 3.00% or a base rate (“ABR”) plus a margin of either 2.25% or 2.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively, with the margin on the Series B Term Loan determined based on the Company’s first lien net leverage ratio. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s Amended Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $12.6 due to accelerated amortization of deferred financing fees and original issue discount included in the Other (expense) income line of the Consolidated Statements of Operations. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. Debt repayments for the Series B Term Loan totaled $1,006.3 and $10.4 for the fiscal years ended September 30, 2022 and September 30, 2021, respectively.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Amended Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2022, September 30, 2021, and September 30, 2020.

The Amended Credit Agreement restricts the Company’s ability to, among other things, incur additional indebtedness, create liens, enter into mergers and acquisitions, dispose of assets and make distributions to its Parent without the approval of the lenders. In certain circumstances, under the Amended Credit Agreement, the Company is prohibited from making certain restricted payments, including dividends or distributions to its stockholders, subject to certain exceptions set forth in that agreement (including an exception for the making of such restricted payments up to an agreed limit, which limit is determined by a formula that takes into account consolidated net income, net cash proceeds and other amounts, in each case as described in greater detail in that agreement). The Amended Credit Agreement imposes financial covenants upon the Company with respect to leverage and interest coverage under certain circumstances. The Amended Credit Agreement contains provisions permitting the bank to accelerate the repayment of the outstanding debt under this agreement upon the occurrence of an Event of Default, as defined in the Amended Credit Agreement, including a material adverse change in the financial condition of the Company since the date of the Amended Credit Agreement.

The weighted average interest rate on the Series B Term Loan was 3.76% and 2.65% for the years ended September 30, 2022 and September 30, 2021. The Series B Term Loan has required amortization debt repayments that are due in quarterly installments of 0.25% of the original principal balance of the Series B Term Loans.

Revolving credit facility

The Company has a five-year $300 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50%, or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2022 and September 30, 2021. There were $165.0 borrowings under the facility during the year ended September 30, 2022, of which, $165.0 were repaid during the same period. There were no borrowings or repayments under the facility for the year ended September 30, 2021. There is a quarterly commitment fee equal to either 1⁄4 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s first lien net leverage ratio. The Company had $49.1 and $52.3 of letters of credits issued and outstanding as of September 30, 2022 and September 30, 2021, respectively. The weighted average interest rate on the Revolving Credit Facility was 2.3% for the years ended September 30, 2022 and 2021.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On February 19, 2021, the Company entered into the Second Amendment to the Receivables Financing Agreement (the "Second Amendment") which extended the term through February 20, 2024 and increased the borrowing capacity to $235.0 through September 20, 2021 and $250.0 thereafter. On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the "Third Amendment") which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2022, the Company borrowed $392.0 against the capacity and voluntarily repaid $374.4. During the year ended September 30, 2021, the Company borrowed $34.5 against the capacity and voluntarily repaid $24.6.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 140-170 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.4% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 2.4% and 1.6% for the years ended September 30, 2022 and September 30, 2021, respectively.

The following are the scheduled maturities of long-term debt for the next five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

September 30,
2023	$12.0
2024	12.0
2025	180.0
2026	12.0
2027 and thereafter	1,149.0
Total long term debt	$1,365.0
Less: Current maturities	12.0
Less: Original issue discount	11.7
Less: Financing costs	10.6
Total long term debt, net	$1,330.7

The Company has estimated the fair value of its long-term debt to be approximately $1,317.1 and $1,148.7 as of September 30, 2022 and September 30, 2021, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Investments held in Rabbi Trust

A non-qualified deferred compensation plan is available to certain executives. Under this plan, participants may elect to defer up to 70% of their compensation. The Company invests the deferrals in participant-selected diversified investments that are held in a Rabbi Trust and which are classified within Other assets on the Consolidated Balance Sheets. The fair value of the investments held in the Rabbi Trust is based on the quoted market prices of the underlying mutual fund investments. These investments are based on the participants’ selected investments, which represent the underlying liabilities to the participants in the non-qualified deferred compensation plan. Gains and losses on these investments are included in Other expense (income) on the Consolidated Statements of Operations.

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022 and September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and September 30, 2021:

	September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.6	$10.6	$—	$—
Interest rate swap contracts	3.0	—	3.0	—
Total Assets	$13.6	$10.6	$3.0	$—
Other liabilities:
Obligation to Rabbi Trust	$10.6	$10.6	$—	$—
Total Liabilities	$10.6	$10.6	$—	$—

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$13.5	$13.5	$—	$—
Fuel hedges	1.2	—	1.2	—
Total Assets	$14.7	$13.5	$1.2	$—
Other liabilities:
Interest rate swap contracts	$3.6	$—	$3.6	$—
Obligation to Rabbi Trust	13.5	13.5	—	—
Total Liabilities	$17.1	$13.5	$3.6	$—

Hedging Activities

As of September 30, 2022 and September 30, 2021, the Company’s outstanding derivatives qualify as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive loss is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company has entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2022. The notional amount of interest rate contracts was $500.0 at September 30, 2022 and September 30, 2021. The net deferred gain on the interest rate swaps as of September 30, 2022 of $2.2, net of taxes, are expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Income (loss) recognized in Other comprehensive income	$6.1	$(0.6)	$(10.3)
Net loss reclassified from Accumulated other comprehensive loss into Interest expense	(0.5)	(6.8)	(16.9)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of September 30, 2022, no fuel hedge contracts were outstanding

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Income (loss) recognized in Other comprehensive income (loss)	$0.2	$3.5	$(2.7)
Net gain (loss) reclassified from Accumulated other comprehensive loss into Cost of services provided	1.5	2.3	(2.4)

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

The components of income tax expense (benefit) are as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Current:
Federal	$7.5	$(28.1)	$12.5
State	4.7	3.8	5.0
Deferred:
Federal	(3.7)	28.4	(19.6)
State	(2.9)	0.5	(7.5)
Total income tax (benefit) expense	$5.6	$4.6	$(9.6)

Income tax expense (benefit) differs from the amount computed at the federal statutory corporate tax rate as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Federal tax at statutory rate	$4.1	$10.7	$(10.8)
State tax, net of federal tax (benefit) expense	1.2	3.6	(2.5)
Tax effect of:
Equity-based compensation	0.6	1.2	1.5
Non-deductible officers’ compensation	0.7	—	—
Provision to return and deferred tax adjustments	(0.3)	(0.6)	(0.7)
Non-deductible promotional and entertainment expense	0.4	0.6	0.6
Goodwill impairment	—	—	3.3
Fuel tax credit and other credits	(0.8)	(0.8)	(0.8)
Change in uncertain tax positions	—	—	(0.1)
Carryback claim, net of adjustments	(0.3)	(10.1)	—
Other, net	—	—	(0.1)
Income tax expense (benefit)	$5.6	$4.6	$(9.6)

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	September 30, 2022	September 30, 2021
Deferred tax assets:
Interest rate swaps	$—	$1.4
Self-insurance reserves	30.7	29.6
Deferred compensation	3.0	2.7
Payroll related accruals	19.7	18.3
Other accrued expenses	5.4	1.8
Allowance for doubtful accounts	1.0	0.8
Lease liabilities	22.6	17.7
Net operating loss carryforward	8.5	11.2
Other non-current deferred tax assets	3.3	1.8
Total non-current deferred tax assets	94.2	85.3
Valuation allowance	—	—
Total deferred tax assets	$94.2	$85.3

Deferred tax liabilities:
Intangible assets	$47.0	$49.0
Property and equipment	78.5	79.0
Deferred revenue	10.6	8.7
Prepaid assets	0.2	0.4
Lease assets	20.9	15.9
Other non-current deferred tax liabilities	0.2	0.5
Total non-current deferred tax liabilities	157.4	153.5
Total deferred tax liabilities	$63.2	$68.2
Classification on balance sheets:
Other Assets	$5.4	$2.6
Deferred Tax Liabilities	68.6	70.8

The CARES Act

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law and included various provisions to provide additional economic relief to address the impact of the COVID-19 pandemic. Notable provisions included net operating loss carrybacks, adjustments to the interest expense limitations under the U.S Tax Code Section 163(j), increase in the charitable contributions limitation, payroll tax deferrals of the employer portion of social security tax, a portion of which was repaid during the year ended September 30, 2022 and the remainder of which will be repaid in fiscal year 2023, and an employee retention credit for wages paid to an idle employee under certain circumstances resulting from the COVID-19 pandemic. The Company recorded a tax receivable of $39.0 and a benefit of $10.1 to the tax provision for the tax net operating losses incurred in 2021 from the enactment of the CARES Act, net of adjustments. The tax net operating losses have been carried back to prior years. Further, the Company previously elected to defer the employer portion of social security taxes through 2020 and has filed for the employee retention credit allowed for under the CARES Act. The Company recorded a tax credit of $3.3 related to the employee retention credit.

Net Operating Losses

The Company has state income tax net operating losses of $157.4 having varying expirations from fiscal year 2023 through an indefinite useful life. The Company believes it is more likely than not it will be able to utilize all losses to offset future income.

Uncertain Income Tax Positions

As of September 30, 2022 and 2021, the Company had no unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company’s returns are no longer subject to U.S. federal and state tax examination for years before 2019 and 2017, respectively.

12. Leases

The Company determines if an arrangement is a lease at the inception of the agreement. The Company determines an arrangement is a lease if it conveys the right to control the use of the asset for a period of time in exchange for consideration.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms from one month up to 11.3 years with one or more exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. For purposes of calculating lease liabilities, lease terms include options to extend the lease only when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance, common area maintenance, and tax payments. The variable lease payments are not presented as part of the initial right-of-use asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants or residual value guarantees.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2022 and 2021:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Operating leases:
Right-of-use asset	$81.6	$69.5
Current portion of lease liabilities	26.8	22.0
Lease liabilities	61.3	54.2
Total operating lease liabilities	$88.1	$76.2

Finance leases:
Right-of-use asset(1)	$41.9	$32.1
Current portion of lease liabilities(2)	19.3	14.9
Lease liabilities(3)	22.4	12.7
Total finance lease liabilities	$41.7	$27.6

(1) Included in “Property and equipment, net” in the consolidated balance sheets.

(2) Included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

(3) Included in “Other liabilities” in the consolidated balance sheets.

As most of the Company’s leases do not specifically state an implicit rate, the Company uses an incremental borrowing rate consistent with the lease term as of the lease commencement date when calculating the present value of remaining lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis. The remaining lease term does not reflect all renewal options available to the Company, only those renewal options that the Company has assessed as reasonably certain.

The weighted-average remaining lease terms and incremental borrowing rates as of September 30, 2022 and 2021 were as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Operating leases:
Weighted-average remaining lease term (years)	4.6	4.9
Weighted-average incremental borrowing rate	3.3%	3.3%

Finance leases:
Weighted-average remaining lease term (years)	2.7	2.7
Weighted-average incremental borrowing rate	2.8%	3.3%

The components of lease cost for operating and finance leases for the fiscal year ended September 30, 2022 and 2021 were as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Operating lease cost	$29.2	$25.3
Finance lease cost:
Amortization of right-of-use asset	20.2	17.1
Interest on lease liabilities	1.0	0.8
Total finance lease cost	21.2	17.9
Short-term lease cost	22.0	18.4
Variable lease costs not included in lease liability	2.9	2.4
Sublease income	(0.6)	(0.5)
Total lease cost	$74.7	$63.5

Supplemental cash flow information for the fiscal year ended September 30, 2022 and 2021 were as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.9	$23.6
Operating cash flows from finance leases	1.0	0.7
Financing cash flows from finance leases	27.0	20.5

Non-cash items:
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	39.6	33.8
Right-of-use Assets Obtained In Exchange For New Finance Liabilities	33.3	22.0

As of September 30, 2022, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of September 30, 2022 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2023	$29.2	$20.3
2024	22.6	12.9
2025	15.1	5.7
2026	11.0	3.7
2027	6.3	1.4
Thereafter	11.7	—
Total net lease payments	95.9	44.0
Less: Amounts representing interest	7.8	2.3
Total lease liabilities	88.1	41.7
Less: Current portion of lease liabilities	(26.8)	(19.3)
Non-current lease liabilities	$61.3	$22.4

13. Equity Based Compensation

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the year ended September 30, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	802,000	$14.31
Less: Redeemed	235,000	$14.10
Less: Forfeited	26,000	$14.31
Outstanding at September 30, 2022	541,000	$14.40

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the year ended September 30, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	1,299,000	$15.14
Granted	1,613,000	$11.85
Less: Vested	428,000	$15.33
Less: Forfeited	199,000	$15.34
Outstanding at September 30, 2022	2,285,000	$12.73

During the year ended September 30, 2022, the Company issued 1,613,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $11.85 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $16.3 over the requisite service period. During the year ended September 30, 2022, 428,000 RSUs vested and 199,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the year ended September 30, 2022 is presented in the following table:

	Shares	Weighted-Avg Purchase Price per Share
Outstanding at September 30, 2021	7,017,000	$21.55
Granted	783,000	$15.04
Less: Exercised	1,000	$13.49
Less: Forfeited	310,000	$18.04
Outstanding at September 30, 2022	7,489,000	$19.07
Vested and exercisable at September 30, 2022	4,284,000	$20.12
Expected to vest after September 30, 2022	3,205,000	$17.67

On November 18 2021, the Company issued 783,000 stock options at a weighted average exercise price of $15.04 per share and a weighted average grant date fair value of $6.84 per share, the majority of which vest and become exercisable ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the grant will be approximately $4.7 over the requisite service period. During the year ended September 30, 2022, 1,000 options were exercised and 310,000 options were forfeited.

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the year ended September 30, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2021	—	—
Granted	403,000	$12.41
Less: Vested	—	—
Less: Forfeited	—	—
Outstanding at September 30, 2022	403,000	$12.41

On May 17, 2022, the Company issued 403,000 performance stock units (“PSUs”) at a weighted average distribution price of $12.41 per share and a weighted average grant date fair value of $16.51 per share, which hold a service period of forty months and cliff vest at the end of the service period. Non-cash equity-based compensation expense associated with the grant will be approximately $6.7 over the requisite service period. During the year ended September 30, 2022, no PSUs vested or were forfeited.

Valuation Assumptions

The fair value of each restricted stock award, RSU, or PSU granted under the Plan and the 2018 Omnibus Incentive Plan was estimated on the date of grant in accordance with the fair value provisions in ASC 718. The fair value of the RSU awards and stock option awards granted were estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The Company chose the Black-Scholes-Merton model based on its experience with the model and the determination that the model could be used to provide a reasonable estimate of the fair value of awards with terms such as those discussed above. The fair value of the RSU awards and stock option awards are calculated based on a combination of the income and market multiple approaches. Under the income approach, specifically the discounted cash flow method, forecast cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on the forecast financial information provided by management and a terminal value for the residual period beyond the discrete forecast, which are discounted at the appropriate rate to estimate the Company’s enterprise value.

For PSU awards subject to a market condition, the metric is the Company’s total shareholder return during the performance period relative to a pre-defined set of industry peer companies. The fair value of these awards is estimated using a Monte Carlo simulation. For PSU awards subject to a performance condition, the metrics are the Company's compound annual growth rates of revenue and adjusted earnings per share. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant.

The weighted-average assumptions used in the valuation of RSU awards, restricted stock into which such awards were converted, PSU awards and stock option awards granted or modified for the years ended September 30, 2022, September 30, 2021 and September 30, 2020 are presented in the table below:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Assumptions:
Risk-free interest rate	1.88%	0.49%	1.56%
Dividend yield	—	—	—
Volatility factor	47.10%	54.40%	43.51%
Expected term (in years)	5.3	6.4	6.3

•
Risk-free interest rate – The risk-free rate for RSU awards, restricted stock into which such Unit awards were converted, PSU awards and stock option awards granted during the periods presented above was determined by using the U.S. Treasury constant maturity rate as of the valuation date commensurate with the expected term.
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
•
Expected term – The expected term represents the expected time to a liquidity event or re-capitalization. The Company estimated the expected life by considering historical exercise and termination behavior of employees and the vesting conditions of the RSUs, PSUs and stock option awards granted under the Plan.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $18.9, $19.7 and $23.6 in equity-based compensation expense for the years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charge increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $36.2, $25.6 and $36.2 as of September 30, 2022, September 30, 2021 and September 30, 2020, respectively, which is expected to be recognized over a weighted average period of 1.3 years.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 1,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 112,000, 120,000 and 172,000 were issued on November 15, 2021, November 14, 2020 and November 14, 2019, respectively. An additional portion thereof is expected to be issued in November 2022.

14. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, professional liability, directors’ and officers’ liability, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2022 was $146.7, of which $45.6 was classified in current liabilities and $101.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2021 was $154.7, of which $50.2 was classified in current liabilities and $104.5 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2022 includes

$17.9 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.1 and $12.8 are recorded at September 30, 2022, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2021 includes $30.5 related to claims recoverable from third party insurance carriers. Corresponding assets of $8.2 and $22.3 were recorded at September 30, 2021, as Other current assets and Other assets, respectively.

Litigation Contingency

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of its business, principally claims made alleging injuries (including vehicle and general liability matters as well as workers' compensation and property casualty claims). Such claims, even if lacking merit, can result in expenditures of significant financial and managerial resources. In the ordinary course of its business, the Company is also subject to claims involving current and/or former employees and disputes involving commercial and regulatory matters. Regulatory matters include, among other things, audits and reviews of local and federal tax compliance, safety and employment practices. Although the process of resolving regulatory matters and claims through litigation and other means is inherently uncertain, the Company is not aware of any such matter, legal proceeding or claim that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, and results of operations or cash flows. For all legal matters, an estimated liability is established in accordance with the loss contingencies accounting guidance. This estimated liability is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance.

The following is a summary of certain financial data for each of the segments:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Maintenance Services	$2,082.0	$1,982.9	$1,729.4
Development Services	698.8	574.9	620.3
Eliminations	(6.2)	(4.2)	(3.7)
Net Service Revenues	$2,774.6	$2,553.6	$2,346.0
Maintenance Services	$278.8	$299.6	$248.7
Development Services	73.7	65.2	81.6
Corporate	(64.6)	(62.5)	(58.7)
Adjusted EBITDA(1)	$287.9	$302.3	$271.6
Maintenance Services	$82.9	$52.4	$40.6
Development Services	12.5	6.2	9.4
Corporate	11.9	2.6	2.7
Capital Expenditures	$107.3	$61.2	$52.7

(1) Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Net income (loss)	$14.0	$46.3	$(41.6)
Interest expense	53.3	42.3	64.6
Income tax (benefit) provision	5.6	4.6	(9.6)
Depreciation expense	98.9	84.7	80.5
Amortization expense	51.5	52.3	55.8
Establish public company financial reporting compliance (a)	—	—	0.9
Business transformation and integration costs (b)	21.5	28.5	32.5
Offering-related expenses (c)	0.1	0.6	4.4
Equity-based compensation (d)	19.0	20.0	24.0
COVID-19 related expenses (e)	11.4	23.0	13.8
Debt extinguishment (f)	12.6	—	—
Changes in self-insured liability estimates (g)	—	—	24.1
Sale of tree company (h)	—	—	22.2
Adjusted EBITDA	$287.9	$302.3	$271.6

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

	Fiscal Year Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2020
Severance and related costs	$1.6	$0.3	$3.8
Business integration (i)	8.2	14.0	13.4
IT infrastructure, transformation, and other (j)	11.7	14.2	15.3
Business transformation and integration costs	$21.5	$28.5	$32.5
(c)
Represents transaction related expenses incurred for IPO related litigation and completed or contemplated subsequent registration statements.
(d)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(e)
Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment, cleaning and supply purchases, and other. Additionally, fiscal year 2022 includes refunds related to employee retention credits allowed under the CARES Act.
(f)
Represents losses on the extinguishment of debt related to Amendment No. 6 to the Credit Agreement and includes the write-off of deferred finance fees and original issue discount.
(g)
Represents expenses related to changes in estimates and actuarial assumptions associated with the Company’s self-insured liability amounts for workers’ compensation, general liability, auto liability, and employee health care insurance programs, to reflect uncertainties associated with the then current environment, including the COVID-19 pandemic.

(h)
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

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Numerator:
Net income (loss) available to common stockholders	$14.0	$46.3	$(41.6)
Denominator:
Weighted average number of common shares outstanding – basic	97,898,000	105,183,000	103,670,000
Basic income (loss) per share	$0.14	$0.44	$(0.40)

Weighted average number of common shares outstanding – diluted	98,161,000	105,690,000	103,670,000
Diluted income (loss) per share	$0.14	$0.44	$(0.40)
Other Information:
Weighted average number of anti-dilutive options and restricted stock (a)	5,010,000	7,452,000	8,210,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

