Form 10-Q
period 2022-12-31
BrightView Holdings, Inc.
filed 2023-02-07
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2023 was 93,500,000.

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

•
general business, economic and financial conditions, including recessionary conditions;
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
•
increases in interest rates governing our variable rate indebtedness increasing the cost of servicing our substantial indebtedness;
•
any future sales, or the perception of future sales, by us or our affiliates, which could cause the market price for our common stock to decline;
•
the ability of KKR BrightView Aggregator L.P., who hold approximately 54% of our shares as of December 31, 2022, to exert significant influence over us;
•
occurrence of natural disasters, terrorist attacks, geopolitical events, hostilities or other external events;
•
changes in generally accepted accounting principles in the United States; and
•
costs and requirements imposed as a result of maintaining compliance with the requirements of being a public company.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$22.4	$20.1
Accounts receivable, net	412.0	397.6
Unbilled revenue	121.8	130.2
Other current assets	139.0	129.2
Total current assets	695.2	677.1
Property and equipment, net	339.2	328.3
Intangible assets, net	163.4	174.3
Goodwill	2,017.6	2,008.8
Operating lease assets	79.7	81.6
Other assets	34.6	35.4
Total assets	$3,329.7	$3,305.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$132.8	$151.2
Current portion of long-term debt	12.0	12.0
Deferred revenue	74.5	59.3
Current portion of self-insurance reserves	46.5	45.6
Accrued expenses and other current liabilities	168.2	193.5
Current portion of operating lease liabilities	27.1	26.8
Total current liabilities	461.1	488.4
Long-term debt, net	1,409.5	1,330.7
Deferred tax liabilities	61.1	68.6
Self-insurance reserves	98.0	101.1
Long-term operating lease liabilities	59.0	61.3
Other liabilities	39.7	38.6
Total liabilities	2,128.4	2,088.7
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 106,400,000 and 105,700,000 shares issued and 93,500,000 and 93,000,000 shares outstanding as of December 31, 2022 and September 30, 2022, respectively	1.1	1.1
Treasury stock, at cost; 12,900,000 and 12,700,000 shares as of December 31, 2022 and September 30, 2022, respectively	(169.4)	(168.2)
Additional paid-in-capital	1,516.5	1,509.5
Accumulated deficit	(146.5)	(127.6)
Accumulated other comprehensive (loss) income	(0.4)	2.0
Total stockholders’ equity	1,201.3	1,216.8
Total liabilities and stockholders’ equity	$3,329.7	$3,305.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended December 31,
	2022	2021
Net service revenues	$655.9	$591.8
Cost of services provided	508.3	451.9
Gross profit	147.6	139.9
Selling, general and administrative expense	137.6	134.9
Amortization expense	11.9	13.4
(Loss) from operations	(1.9)	(8.4)
Other (income)	(0.7)	(0.7)
Interest expense	23.2	9.7
(Loss) before income taxes	(24.4)	(17.4)
Income tax (benefit)	(5.5)	(4.6)
Net (loss)	$(18.9)	$(12.8)
(Loss) per share:
Basic and diluted (loss) per share	$(0.20)	$(0.12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2022	2021
Net (loss)	$(18.9)	$(12.8)
Net derivative gain and other costs arising during the period, net of tax expense of $0.0 and $0.3, respectively (1)	—	1.0
Reclassification of (gains) into net (loss), net of tax (expense) of $(0.6) and $(0.2), respectively	(2.4)	(0.5)
Other comprehensive (loss) income	(2.4)	0.5
Comprehensive (loss)	$(21.3)	$(12.3)

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months ended December 31, 2022 and 2021

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, September 30, 2022	105.7	$1.1	$1,509.5	$(127.6)	$2.0	$(168.2)	$1,216.8
Net (loss)	—	—	—	(18.9)	—	—	(18.9)
Other comprehensive (loss), net of tax	—	—	—	—	(2.4)	—	(2.4)
Capital contributions and issuance of common stock	0.7	—	1.4	—	—	—	1.4
Equity-based compensation	—	—	5.6	—	—	—	5.6
Repurchase of common stock and distributions	—	—	—	—	—	(1.2)	(1.2)
Balance, December 31, 2022	106.4	$1.1	$1,516.5	$(146.5)	$(0.4)	$(169.4)	$1,201.3

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, September 30, 2021	105.2	$1.1	$1,489.1	$(141.6)	$(1.5)	$(4.4)	$1,342.7
Net (loss)	—	—	—	(12.8)	—	—	(12.8)
Other comprehensive income, net of tax	—	—	—	—	0.5	—	0.5
Capital contributions and issuance of common stock	0.5	—	1.5	—	—	—	1.5
Equity-based compensation	—	—	4.7	—	—	—	4.7
Repurchase of common stock and distributions	—	—	—	—	—	(2.1)	(2.1)
Balance, December 31, 2021	105.7	$1.1	$1,495.3	$(154.4)	$(1.0)	$(6.5)	$1,334.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(18.9)	$(12.8)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	27.1	21.4
Amortization of intangible assets	11.9	13.4
Amortization of financing costs and original issue discount	0.9	0.9
Deferred taxes	(8.3)	(5.6)
Equity-based compensation	5.6	4.7
Realized (gain) on hedges	(3.0)	(0.6)
Other non-cash activities, net	0.6	(0.1)
Change in operating assets and liabilities:
Accounts receivable	(15.6)	(4.3)
Unbilled and deferred revenue	23.7	41.6
Other operating assets	(5.8)	(20.9)
Accounts payable and other operating liabilities	(47.8)	(60.1)
Net cash (used) by operating activities	(29.6)	(22.4)
Cash flows from investing activities:
Purchase of property and equipment	(27.2)	(28.6)
Proceeds from sale of property and equipment	1.4	1.1
Business acquisitions, net of cash acquired	(10.0)	(6.0)
Other investing activities, net	0.8	(0.2)
Net cash (used) by investing activities	(35.0)	(33.7)
Cash flows from financing activities:
Repayments of finance lease obligations	(8.7)	(5.6)
Repayments of term loan	(3.0)	(2.6)
Repayments of receivables financing agreement	(114.0)	—
Proceeds from receivables financing agreement, net of issuance costs	171.0	75.0
Proceeds from revolving credit facility	24.0	—
Proceeds from issuance of common stock, net of share issuance costs	0.3	0.5
Repurchase of common stock and distributions	(1.2)	(2.1)
Contingent business acquisition payments	(1.6)	—
Other financing activities, net	0.1	—
Net cash provided by financing activities	66.9	65.2
Net change in cash and cash equivalents	2.3	9.1
Cash and cash equivalents, beginning of period	20.1	123.7
Cash and cash equivalents, end of period	$22.4	$132.8
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$—	$4.6
Cash paid for interest	$21.7	$8.7

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

The Consolidated Balance Sheet as of September 30, 2022, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2022, but does not include all disclosures required by GAAP, for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”).

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

2. Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2022, the Company was not party to any contracts, hedging relationships, or other transactions affected by reference rate reform.

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The Company adopted the guidance in the first quarter of fiscal 2023. The adoption of ASU No. 2021-08 did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

	Three Months Ended December 31,
	2022	2021
Landscape Maintenance	$421.4	$402.2
Snow Removal	61.8	36.0
Maintenance Services	483.2	438.2
Development Services	174.4	154.7
Eliminations	(1.7)	(1.1)
Net service revenues	$655.9	$591.8

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of December 31, 2022, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $496.0. The Company expects to recognize revenue on 49% of the remaining performance obligations over the next 12 months and an additional 51% over the 12 months thereafter.

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

Changes in Deferred revenue for the three month period ended December 31, 2022 were as follows:

Deferred Revenue
Balance, September 30, 2022	$59.3
Recognition of revenue	(249.7)
Deferral of revenue	264.9
Balance, December 31, 2022	$74.5

There were $41.3 of billings and $32.9 of additions to our Unbilled revenue balance during the three month period ended December 31, 2022.

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

4. Accounts Receivable, net

Accounts receivable of $412.0 and $397.6, is net of an allowance for doubtful accounts of $6.2 and $4.0 and includes amounts of retention on incomplete projects to be completed within one year of $51.1 and $48.8 at December 31, 2022 and September 30, 2022, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	December 31, 2022	September 30, 2022
Land	—	$43.3	$43.3
Buildings and leasehold improvements	2-40 yrs.	47.3	46.3
Operating equipment	2-7 yrs.	325.1	302.4
Transportation vehicles	3-7 yrs.	344.5	339.8
Office equipment and software	3-10 yrs.	75.6	75.1
Construction in progress	—	6.3	5.7
Property and equipment		842.1	812.6
Less: Accumulated depreciation		502.9	484.3
Property and equipment, net		$339.2	$328.3

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $27.1 and $21.4 for the three months ended December 31, 2022 and 2021, respectively.

6. Intangible Assets, Goodwill and Acquisitions

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $11.9 and $13.4 for the three months ended December 31, 2022 and 2021, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. The weighted average amortization periods of intangible assets acquired during the three months ended December 31, 2022 and 2021 were seven years.

Intangible assets as of December 31, 2022 and September 30, 2022 consisted of the following:

		December 31, 2022		September 30, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$724.1	$(562.2)	$723.1	$(550.5)
Trademarks	12 yrs.	3.8	(2.7)	3.8	(2.6)
Non-compete agreements	5 yrs.	2.7	(2.3)	2.7	(2.2)
Total intangible assets		$730.6	$(567.2)	$729.6	$(555.3)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2022 and December 31, 2022:

	Maintenance Services	Development Services	Total
Balance, September 30, 2021	$1,758.0	$192.8	$1,950.8
Acquisitions (1)	34.7	23.3	58.0
Balance, September 30, 2022	$1,792.7	$216.1	$2,008.8
Acquisitions (1)	6.2	2.6	8.8
Balance, December 31, 2022	$1,798.9	$218.7	$2,017.6
(1)
The acquisitions adjustment includes the immaterial impact of foreign currency adjustments during the period.

Acquisitions

During the three months ended December 31, 2022, the Company acquired, through a series of separate transactions, 100% of the operations of two unrelated companies, both of which were allocated to Maintenance Services. The Company paid approximately $10.0 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company continues to refine the valuation data and estimates primarily related to unbilled revenue, property and equipment, intangible assets, net, accounts payable, accrued expenses and other current liabilities and deferred revenue and will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily customer relationship intangible assets of $2.6. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

From each acquisition date through December 31, 2022, the amount of revenue of the companies acquired during the period included in our Consolidated Statement of Operations for the three months ended December 31, 2022, was $2.3.

7. Long-term Debt

Long-term debt consists of the following:

	December 31, 2022	September 30, 2022
Series B term loan	$1,182.7	$1,185.3
Receivables financing agreement	225.0	168.0
Revolving Credit Agreement	24.0	—
Financing costs, net	(10.2)	(10.6)
Total debt, net	1,421.5	1,342.7
Less: Current portion of long-term debt	12.0	12.0
Long-term debt, net	$1,409.5	$1,330.7

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

On April 22, 2022, the Company, entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement was amended to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of either 3.25% or 3.00% or a base rate (“ABR”) plus a margin of either 2.25% or 2.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively, with the margin on the Series B Term Loan determined based on the Company’s first lien net leverage ratio. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Credit Agreement as in effect prior to the Amendment Agreement. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. Debt repayments for the Series B Term Loan totaled $3.0 and $2.6 for the three months ended December 31, 2022 and 2021, respectively.

Revolving credit facility

The Company has a five-year $300.0 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement as in effect prior to the Amendment Agreement. There were $24.0 borrowings under the facility for the three months ended December 31, 2022. There were no repayments under the facility for the three months ended December 31, 2022. There were no borrowings or repayments under the facility for the three months ended December 31, 2021.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the "Third Amendment") which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the three months ended December 31, 2022 the Company borrowed $171.0 against the capacity and voluntarily repaid $114.0. During the three months ended December 31, 2021 the Company borrowed $75.0 against the capacity. During the three months ended December 31, 2021, there were no repayments under the facility.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2023 and the following five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2023	$9.0
2024	12.0
2025	237.0
2026	12.0
2027 and thereafter	1,173.0
Total long-term debt	1,443.0
Less: Current maturities	12.0
Less: Original issue discount	11.3
Less: Financing costs	10.2
Total long-term debt, net	$1,409.5

The Company has estimated the fair value of its long-term debt to be approximately $1,395.2 and $1,317.1 as of December 31, 2022 and September 30, 2022, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Investments held in Rabbi Trust

A non-qualified deferred compensation plan is available to certain executives. Under this plan, participants may elect to defer up to 70% of their compensation. The Company invests the deferrals in participant-selected diversified investments that are held in a Rabbi Trust and which are classified within Other assets on the Consolidated Balance Sheets. The fair value of the investments held in the Rabbi Trust is based on the quoted market prices of the underlying mutual fund investments. These investments are based on the participants’ selected investments, which represent the underlying liabilities to the participants in the non-qualified deferred compensation plan. Gains and losses on these investments are included in Other (income) on the Consolidated Statements of Operations.

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2022, no hedge contracts were outstanding. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives as of September 30, 2022. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022:

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.8	$10.8	$—	$—
Total assets	$10.8	$10.8	$-	$—
Other liabilities:
Obligation to Rabbi Trust	$10.8	$10.8	$—	$—
Total liabilities	$10.8	$10.8	$—	$—

	September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.6	$10.6	$—	$—
Interest rate swap contracts	3.0	—	3.0	—
Total Assets	$13.6	$10.6	$3.0	$—
Other liabilities:
Obligation to Rabbi Trust	10.6	10.6	—	—
Total Liabilities	$10.6	$10.6	$—	$—

Hedging Activities

As of September 30, 2022, the Company’s outstanding derivatives qualified as cash flow hedges. As of December 31, 2022, no hedge contracts were outstanding. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive (loss) income and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive (loss) income is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Swap Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company entered into interest rate swaps to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt effective for the periods March 18, 2016 through December 31, 2022. As of December 31, 2022, no interest rate hedge contracts were outstanding. The notional amount of interest rate contracts was $500.0 at September 30, 2022.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2022	2021
Income recognized in Other comprehensive (loss) income	$—	$1.1
Net income (loss) reclassified from Accumulated other comprehensive (loss) income into Interest expense	3.0	(0.8)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company had entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of December 31, 2022, no fuel hedge contracts were outstanding.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2022	2021
Income recognized in Other comprehensive (loss) income	$—	$0.2
Net gain reclassified from Accumulated other comprehensive (loss) income into Cost of services provided	—	1.5

9. Income Taxes

The following table summarizes the Company’s income tax (benefit) and effective income tax rate for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
	2022	2021
(Loss) before income taxes	$(24.4)	$(17.4)
Income tax (benefit)	(5.5)	(4.6)
Effective income tax rate	22.5%	26.4%

The decrease in the effective tax rate for the three months ended December 31, 2022 when compared to the three months ended December 31, 2021, is primarily related to the distribution of pretax earnings across legal entities as well as the expense related to the vesting of restricted stock units that was recorded discretely in the current period.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the three month period ended December 31, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	541,000	$14.40
Less: Redeemed	130,000	$13.58
Outstanding at December 31, 2022	411,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the three month period ended December 31, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	2,285,000	$12.73
Granted	1,797,000	$7.51
Less: Vested	405,000	$14.99
Less: Forfeited	37,000	$14.84
Outstanding at December 31, 2022	3,640,000	$9.69

During the three month period ended December 31, 2022, the Company issued 1,797,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $7.51 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $12.1 over the requisite service period. During the three month period ended December 31, 2022, 405,000 RSUs vested and 37,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the three month period ended December 31, 2022 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2022	7,489,000	$19.07
Less: Forfeited	48,000	$17.75
Outstanding at December 31, 2022	7,441,000	$19.08
Vested and exercisable at December 31, 2022	5,090,000	$19.26
Expected to vest after December 31, 2022	2,351,000	$18.69

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the three month period ended December 31, 2022 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	403,000	$12.41
Granted	838,000	$7.48
Outstanding at December 31, 2022	1,241,000	$9.08

During the three month period ended December 31, 2022, the Company issued 838,000 performance stock units (“PSUs”) at a weighted average distribution price of $7.48 per share and a weighted average grant date fair value of $7.48 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant will be approximately $5.7 over the requisite service period. During the three month period ended December 31, 2022, no PSUs vested or were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $5.6 and $4.7 in equity-based compensation expense for the three months ended December 31, 2022 and 2021, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $48.8 and $36.2 as of December 31, 2022 and September 30, 2022, respectively, which is expected to be recognized over a weighted average period of 1.3 and 1.3 years as of December 31, 2022 and September 30, 2022, respectively.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 1,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 177,000 were issued on November 14, 2022 and 112,000 were issued on November 15, 2021. An additional portion thereof is expected to be issued in November 2023.

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at December 31, 2022 was $144.5, of which $46.5 was classified in current liabilities and $98.0 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2022 was $146.7, of which $45.6 was classified in current liabilities and $101.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at December 31, 2022 includes $14.6 related to claims recoverable from third-party insurance carriers. Corresponding assets of $4.2 and $10.4 are recorded at December 31, 2022, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2022 includes $17.9 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.1 and $12.8 were recorded at September 30, 2022, as Other current assets and Other assets, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance.

The following is a summary of certain financial data for each of the segments:

	Three Months Ended December 31,
	2022	2021
Maintenance Services	$483.2	$438.2
Development Services	174.4	154.7
Eliminations	(1.7)	(1.1)
Net Service Revenues	$655.9	$591.8
Maintenance Services	$50.5	$45.3
Development Services	16.5	14.5
Corporate	(18.4)	(17.2)
Adjusted EBITDA(1)	$48.6	$42.6
Maintenance Services	$24.0	$21.9
Development Services	2.0	1.1
Corporate	1.2	5.6
Capital Expenditures	$27.2	$28.6

(1)
Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended December 31,
	2022	2021
Net (loss)	$(18.9)	$(12.8)
Interest expense	23.2	9.7
Income tax (benefit)	(5.5)	(4.6)
Depreciation expense	27.1	21.4
Amortization expense	11.9	13.4
Business transformation and integration costs (a)	4.7	5.9
Equity-based compensation (b)	5.7	4.8
COVID-19 related expenses (c)	0.4	4.8
Adjusted EBITDA	$48.6	$42.6

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended December 31,
(in millions)	2022	2021
Severance and related costs	$0.1	$0.3
Business integration (d)	2.7	4.0
IT infrastructure, transformation, and other (e)	1.9	1.6
Business transformation and integration costs	$4.7	$5.9
(b)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(c)
Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment, cleaning and supply purchases, and other.
(d)
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
(e)
Represents expenses related to distinct initiatives, typically significant enterprise-wide changes. Such expenses are excluded from the measures disclosed above since such expenses vary in amount based on occurrence as well as factors specific to each of the activities, are outside of the normal operations of the business, and create a lack of comparability between periods.

13. (Loss) Per Share of Common Stock

Basic (loss) per share is computed by dividing net (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) per share calculation for the periods indicated:

	Three Months Ended December 31,
	2022	2021
Numerator:
Net (loss) available to common stockholders	$(18.9)	$(12.8)
Denominator:
Weighted average number of common shares outstanding – basic and diluted	93,252,000	105,259,000
Basic and diluted (loss) per share	$(0.20)	$(0.12)

Other Information:
Weighted average number of anti-dilutive options and restricted stock(a)	5,321,000	4,026,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

14. Subsequent events

In January 2023, the Company entered into an interest rate swap agreement with a notional amount of $500.0 and an interest rate collar agreement with a notional amount of $500.0. The agreements help manage interest rate exposure and are effective for the period January 31, 2023 through January 31, 2028. These derivatives qualify as cash flow hedges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2022 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 17, 2022, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Income Tax (Benefit)

Income tax (benefit) includes U.S. federal, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax credits and certain nondeductible expenses. Our effective tax rate may vary from quarter to quarter based on recurring and nonrecurring factors including, but not limited to the geographical distribution of our pre-tax earnings, changes in the tax rates of different jurisdictions, the availability of tax credits and nondeductible items. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the period of the change.

Other (Income)

Other (income) consists primarily of investment gains related to investments held in Rabbi Trust.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the three months ended December 31, 2022, the Company acquired two businesses and paid approximately $10.0 million in aggregate consideration, net of cash acquired. We incurred $2.7 million of integration costs during the first three months of fiscal 2023, of which $2.4 million related to acquisitions completed prior to fiscal 2023 and $0.3 million related to acquisitions completed during fiscal 2023. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

Industry and Economic Conditions

We believe the non-discretionary nature of our landscape maintenance services provides us with a fairly predictable recurring revenue model. The perennial nature of the landscape maintenance service sector, as well as its wide range of end users, minimizes the impact of a broad or sector-specific downturn. However, in connection with our enhancement services and development services, when demand for commercial construction declines, demand for landscape enhancement services and development projects may decline. When commercial construction activity rises, demand for landscape enhancement services to maintain green space may also increase. This is especially true for new developments in which green space tends to play an increasingly important role. Economic conditions, including rising inflation and fuel prices, as well as rising interest rates, have impacted and may further impact our costs and expenses, and fluctuations in labor markets, may impact our ability to identify, hire and retain employees. Increased labor costs, including recruiting, retention, and overtime expenditures, have and could adversely affect our profitability.

COVID-19 Update

While most of the impact of the COVID-19 pandemic has largely subsided, the effects of any resurgence of the virus or lingering macroeconomic effects such as labor and supply constraints and inflation continue to be highly uncertain and outside the Company’s control. Although our Maintenance and Development operations are considered essential services, future governmental orders or other restrictions may limit, restrict or prohibit operations in the future. Further limitations could have a material adverse impact on our business, financial condition and results of operations.

The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the first quarter of 2023 and 2022 may not be indicative of the Company’s future results. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended December 31,
(in millions)	2022	2021
Net service revenues	$655.9	$591.8
Cost of services provided	508.3	451.9
Gross profit	147.6	139.9
Selling, general and administrative expense	137.6	134.9
Amortization expense	11.9	13.4
(Loss) from operations	(1.9)	(8.4)
Other (income)	(0.7)	(0.7)
Interest expense	23.2	9.7
(Loss) before income taxes	(24.4)	(17.4)
Income tax (benefit)	(5.5)	(4.6)
Net (loss)	$(18.9)	$(12.8)
Adjusted EBITDA(1)	$48.6	$42.6
Adjusted Net (Loss) Income(1)	$(1.2)	$8.2
(Loss) per Share	$(0.20)	$(0.12)
Adjusted (Loss) Earnings per Share(1)	$(0.01)	$0.08
Cash flows from operating activities	$(29.6)	$(22.4)
Free Cash Flow(1)	$(55.4)	$(49.9)

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended December 31, 2022 compared to Three Months Ended December 31, 2021

Net Service Revenues

Net service revenues for the three months ended December 31, 2022 increased $64.1 million, or 10.8%, to $655.9 million, from $591.8 million in the 2021 period. The increase was driven by increases in Maintenance Services revenues of $45.0 million and Development Services revenues of $19.7 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended December 31, 2022 increased $7.7 million, or 5.5%, to $147.6 million, from $139.9 million in the 2021 period. Gross margin decreased 110 basis points, to 22.5%, in the three months ended December 31, 2022, from 23.6% in the 2021 period. The increase in gross profit was driven by the increases in Maintenance Services and Development Services revenues. The decrease in gross margin was principally driven by increased costs associated with the mix of projects in our development segment relative to the prior year, and increased depreciation. These increases were partially offset by a decrease in labor costs as a percentage of revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2022 increased $2.7 million, or 2.0%, to $137.6 million, from $134.9 million in the 2021 period. The increase was driven principally by the impact of acquisitions. As a percentage of revenue, Selling, general and administrative expense decreased 180 basis points for the three months ended December 31, 2022 to 21.0%, from 22.8% in the 2021 period principally driven by the decrease in COVID-19 related expenses during the period.

Amortization Expense

Amortization expense for the three months ended December 31, 2022 decreased $1.5 million, or 11.2%, to $11.9 million, from $13.4 million in the 2021 period. The decrease was principally due to a $1.4 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, combined with a $0.1 million decrease in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income

Other income was $0.7 million for the three months ended December 31, 2022 compared to $0.7 million in the 2021 period. Other income consists primarily of investment gains related to investments held in Rabbi Trust.

Interest Expense

Interest expense for the three months ended December 31, 2022 increased $13.5 million, or 139.2%, to $23.2 million, from $9.7 million in the 2021 period. The increase was driven principally by increased interest rates coupled with the increase in the borrowings under the Series B Term Loan associated with the execution of Amendment No. 6 to the credit agreement dated December 18, 2013 (as so amended, the “Credit Agreement”), partially offset by the impact of the interest rate swaps.

Income Tax Benefit

For the three months ended December 31, 2022, Income tax benefit was $5.5 million, compared to a $4.6 million in the 2021 period. The increase was primarily attributable to the increase in the Company’s pretax loss of $24.4 million in the current period compared to $17.4 million in the prior period, as well as the expense related to the vesting of restricted stock units that was recorded discretely in the current period.

Net Loss

For the three months ended December 31, 2022, Net loss was $18.9 million, compared to $12.8 million in the 2021 period due to the changes noted above. Net loss as a percentage of revenue was 2.9% and 2.2% for the three months ended December 31, 2022 and 2021, respectively.

Adjusted EBITDA

Adjusted EBITDA increased $6.0 million for the three months ended December 31, 2022, to $48.6 million, from $42.6 million in the 2021 period. Adjusted EBITDA as a percentage of revenue was 7.4% and 7.2% for the three months ended December 31, 2022 and 2021, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $5.2 million, or 11.5% in Maintenance Services Segment Adjusted EBITDA combined with an increase of $2.0 million, or 13.8% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net (Loss) Income

Adjusted Net (Loss) Income for the three months ended December 31, 2022 decreased $9.4 million to $(1.2) million, from $8.2 million in the 2021 period due to the changes noted above.

Non-GAAP Financial Measures

In addition to our GAAP financial measures, we review various non-GAAP financial measures including Adjusted EBITDA, Adjusted Net (Loss) Income, Adjusted Earnings per Share (“Adjusted EPS”) and Free Cash Flow.

We believe that Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net (loss) before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net (Loss) Income is defined as net (loss) including interest and depreciation and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net (Loss) Income divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

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

Set forth below are the reconciliations of net (loss) to Adjusted EBITDA and Adjusted Net (Loss) Income, and cash flows from operating activities to Free Cash Flow. Adjusted EPS is defined as Adjusted Net (Loss) Income (shown below) divided by the weighted average number of common shares outstanding for the period used in the calculation of basic EPS and presented in Note 13 “(Loss) Per Share of Common Stock” in the Notes to our unaudited consolidated financial statements.

	Three Months Ended December 31,
(in millions)	2022	2021
Adjusted EBITDA
Net (loss)	$(18.9)	$(12.8)
Plus:
Interest expense, net	23.2	9.7
Income tax (benefit)	(5.5)	(4.6)
Depreciation expense	27.1	21.4
Amortization expense	11.9	13.4
Business transformation and integration costs (a)	4.7	5.9
Equity-based compensation (b)	5.7	4.8
COVID-19 related expenses (c)	0.4	4.8
Adjusted EBITDA	$48.6	$42.6
Adjusted Net (Loss) Income
Net (loss)	$(18.9)	$(12.8)
Plus:
Amortization expense	11.9	13.4
Business transformation and integration costs (a)	4.7	5.9
Equity-based compensation (b)	5.7	4.8
COVID-19 related expenses (c)	0.4	4.8
Income tax adjustment (d)	(5.0)	(7.9)
Adjusted Net (Loss) Income	$(1.2)	$8.2
Free Cash Flow
Cash flows (used in) operating activities	$(29.6)	$(22.4)
Minus:
Capital expenditures	27.2	28.6
Plus:
Proceeds from sale of property and equipment	1.4	1.1
Free Cash Flow	$(55.4)	$(49.9)

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended December 31,
(in millions)	2022	2021
Severance and related costs	$0.1	$0.3
Business integration (e)	2.7	4.0
IT infrastructure, transformation, and other (f)	1.9	1.6
Business transformation and integration costs	$4.7	$5.9

(b)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(c)
Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment, cleaning and supply purchases, and other.
(d)
Represents the tax effect of pre-tax items excluded from Adjusted Net (Loss) Income and the removal of the applicable discrete tax items, which collectively result in a reduction of income tax (benefit). The tax effect of pre-tax items excluded from Adjusted Net (Loss) Income is computed using the statutory rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.

	Three Months Ended December 31,
(in millions)	2022	2021
Tax impact of pre-tax income adjustments	$6.0	$7.9
Discrete tax items	(1.0)	—
Income tax adjustment	$5.0	$7.9

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

Segment Results for the Three Months Ended December 31, 2022 and 2021

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$483.2	$438.2	10.3%
Segment Adjusted EBITDA	$50.5	$45.3	11.5%
Segment Adjusted EBITDA Margin	10.5%	10.3%	20 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended December 31, 2022 increased by $45.0 million, or 10.3%, from the 2021 period as a result of three primary drivers. First, a $20.7 million revenue contribution from acquired businesses, including $13.1 million in commercial landscape services and $7.6 million in snow removal. Second, an $18.2 million organic revenue increase in snow removal services, primarily due to lower snowfall in the prior period (relative to the 10-year historical average as defined by the National Oceanic Atmospheric Administration, U.S. Department of Commerce (“NOAA”) for the Company's footprint during the respective three-month periods). Third, an increase of $6.1 million, or 1.5%, in underlying commercial landscape services underpinned by a combination of contract services and ancillary services growth.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2022 increased by $5.2 million to $50.5 million from $45.3 million in the 2021 period. Segment Adjusted EBITDA Margin increased 20 basis points, to 10.5%, in the three months ended December 31, 2022, from 10.3% in the 2021 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by the increases in underlying commercial landscape services revenues and snow removal services revenues described above, partially offset by increased compensation-related costs.

Development Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2022	2021	2022 vs. 2021
Net Service Revenues	$174.4	$154.7	12.7%
Segment Adjusted EBITDA	$16.5	$14.5	13.8%
Segment Adjusted EBITDA Margin	9.5%	9.4%	10 bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended December 31, 2022 increased $19.7 million, or 12.7%, compared to the 2021 period. The increase was principally driven by $10.6 million of revenue contributions from acquired businesses coupled with an increase in Development Services project volumes of $9.1 million.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2022 increased $2.0 million, to $16.5 million, compared to the 2021 period. Segment Adjusted EBITDA Margin increased 10 basis points, to 9.5% for the quarter from 9.4% in the 2021 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increased revenues discussed above, which were partially offset by increased costs associated with the mix of projects relative to the prior year.

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

(in millions)	December 31, 2022	September 30, 2022
Cash and cash equivalents	$22.4	$20.1

Short-term borrowings and current maturities of long-term debt	$12.0	$12.0
Long-term debt	1,409.5	1,330.7
Total debt	$1,421.5	$1,342.7

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended December 31,
(in millions)	2022	2021
Operating activities	$(29.6)	$(22.4)
Investing activities	$(35.0)	$(33.7)
Financing activities	$66.9	$65.2
Free Cash Flow (1)	$(55.4)	$(49.9)

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows used by Operating Activities

Net cash used in operating activities for the three months ended December 31, 2022 increased $7.2 million, to $29.6 million, from $22.4 million in the 2021 period. This increase was due to a decrease in the cash provided by unbilled and deferred revenue coupled with an increase in cash used by accounts receivable. This was partially offset by a decrease in cash used by other operating assets coupled with a decrease in cash used by accounts payable and other operating liabilities.

Cash Flows used in Investing Activities

Net cash used in investing activities increased $1.3 million to $35.0 million for the three months ended December 31, 2022 from $33.7 million in the 2021 period. The increase was driven by an increase of $4.0 million in cash used for acquisitions, partially offset by a decrease of $1.4 million in capital expenditures in comparison to the prior period.

Cash Flows provided by Financing Activities

Net cash flows provided by financing activities of $66.9 million for the three months ended December 31, 2022 included proceeds from our Receivables Financing Agreement, net of issuance costs of $171.0 million and proceeds from our Revolving Credit Facility of $24.0 million which were partially offset by repayments of our Receivables Financing Agreement of $114.0 million and repayments of finance lease obligations of $8.7 million.

Free Cash Flow

Free Cash Flow decreased $5.5 million to an outflow of $55.4 million for the three months ended December 31, 2022 from an outflow of $49.9 million in the 2021 period. The decrease in Free Cash Flow was due to an increase in net cash used by operating activities, partially offset by a decrease in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	December 31, 2022	September 30, 2022
Net Working Capital:
Current assets	$695.2	$677.1
Less: Current liabilities	461.1	488.4
Net working capital	$234.1	$188.7

Net working capital is defined as current assets less current liabilities. Net working capital increased $45.4 million to $234.1 million at December 31, 2022, from $188.7 million at September 30, 2022, primarily driven by a decrease in accrued expenses and other current liabilities of $25.3 and a decrease in accounts payable of $18.4 million coupled with an increase in accounts receivable, net of $14.4 million and an increase in other current assets of $9.8 million. This was partially offset by an increase in deferred revenue of $15.2 million coupled with a decrease in unbilled revenue of $8.4 million.

Description of Indebtedness

As of December 31, 2022, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of December 31, 2022, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2022 in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2022.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022 at a reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

10.1† *	Form of BrightView Holdings, Inc. Annual Performance Stock Unit Grant (FY2023)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, has been formatted in Inline XBRL.

† Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: February 7, 2023	By:	/s/ Louay H. Khatib

Louay H. Khatib
Chief Accounting Officer
(Principal Accounting Officer)