Form 10-Q
period 2023-06-30
BrightView Holdings, Inc.
filed 2023-08-03
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Registrant’s telephone number, including area code: (844) 235-7778

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2023 was 93,400,000.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under the heading “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Some of the key factors that could cause actual results to differ from our expectations include, but are not limited to, risks related to:

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
•
the ability of KKR BrightView Aggregator L.P., which holds approximately 54% of our shares as of June 30, 2023, to exert significant influence over us;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	June 30, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$9.6	$20.1
Accounts receivable, net	445.7	397.6
Unbilled revenue	138.2	130.2
Other current assets	93.2	129.2
Total current assets	686.7	677.1
Property and equipment, net	330.7	328.3
Intangible assets, net	143.0	174.3
Goodwill	2,021.5	2,008.8
Operating lease assets	84.8	81.6
Other assets	53.0	35.4
Total assets	$3,319.7	$3,305.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$144.8	$151.2
Current portion of long-term debt	12.0	12.0
Deferred revenue	79.4	59.3
Current portion of self-insurance reserves	52.6	45.6
Accrued expenses and other current liabilities	200.3	193.5
Current portion of operating lease liabilities	27.3	26.8
Total current liabilities	516.4	488.4
Long-term debt, net	1,336.2	1,330.7
Deferred tax liabilities	50.5	68.6
Self-insurance reserves	95.6	101.1
Long-term operating lease liabilities	63.8	61.3
Other liabilities	36.8	38.6
Total liabilities	2,099.3	2,088.7
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and September 30, 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 106,300,000 and 105,700,000 shares issued and 93,400,000 and 93,000,000 shares outstanding as of June 30, 2023 and September 30, 2022, respectively	1.1	1.1
Treasury stock, at cost; 12,900,000 and 12,700,000 shares as of June 30, 2023 and September 30, 2022, respectively	(169.5)	(168.2)
Additional paid-in capital	1,526.7	1,509.5
Accumulated deficit	(151.7)	(127.6)
Accumulated other comprehensive income	13.8	2.0
Total stockholders’ equity	1,220.4	1,216.8
Total liabilities and stockholders’ equity	$3,319.7	$3,305.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net service revenues	$766.0	$747.4	$2,072.3	$2,051.2
Cost of services provided	567.4	558.2	1,579.0	1,565.0
Gross profit	198.6	189.2	493.3	486.2
Selling, general and administrative expense	136.6	131.3	413.0	399.5
Amortization expense	10.8	13.2	33.7	38.7
Income from operations	51.2	44.7	46.6	48.0
Other (income) expense	(0.6)	14.6	(2.1)	15.1
Interest expense	27.4	14.8	78.3	34.5
Income (loss) before income taxes	24.4	15.3	(29.6)	(1.6)
Income tax expense (benefit)	7.6	4.5	(5.5)	(0.3)
Net income (loss)	$16.8	$10.8	$(24.1)	$(1.3)
Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$0.18	$0.12	$(0.26)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$16.8	$10.8	$(24.1)	$(1.3)
Net derivative gains and other costs arising during the period, net of tax expense of $5.8; $0.5; $6.2; and $1.5, respectively (1)	16.0	1.1	17.2	3.9
Reclassification of (gains) losses into net income (loss), net of tax (expense) of $(0.5); $0.0; $(1.5); and $0.0, respectively	(2.1)	0.1	(5.4)	0.2
Other comprehensive income	13.9	1.2	11.8	4.1
Comprehensive income (loss)	$30.7	$12.0	$(12.3)	$2.8

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended June 30, 2023 and 2022

(Unaudited)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, March 31, 2023	106.4	$1.1	$1,522.8	$(168.5)	$(0.1)	$(169.4)	$1,185.9
Net income	—	—	—	16.8	—	—	16.8
Other comprehensive income, net of tax	—	—	—	—	13.9	—	13.9
Capital contributions and issuance of common stock	(0.1)	—	—	—	—	—	—
Equity-based compensation	—	—	3.9	—	—	—	3.9
Repurchase of common stock and distributions	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2023	106.3	$1.1	$1,526.7	$(151.7)	$13.8	$(169.5)	$1,220.4

Balance, September 30, 2022	105.7	$1.1	$1,509.5	$(127.6)	$2.0	$(168.2)	$1,216.8
Net (loss)	—	—	—	(24.1)	—	—	(24.1)
Other comprehensive income, net of tax	—	—	—	—	11.8	—	11.8
Capital contributions and issuance of common stock	0.6	—	1.5	—	—	—	1.5
Equity-based compensation	—	—	15.7	—	—	—	15.7
Repurchase of common stock and distributions	—	—	—	—	—	(1.3)	(1.3)
Balance, June 30, 2023	106.3	$1.1	$1,526.7	$(151.7)	$13.8	$(169.5)	$1,220.4

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2022	105.7	$1.1	$1,499.9	$(153.7)	$1.4	$(95.2)	$1,253.5
Net income	—	—	—	10.8	—	—	10.8
Other comprehensive income, net of tax	—	—	—	—	1.2	—	1.2
Equity-based compensation	—	—	4.8	—	—	—	4.8
Repurchase of common stock and distributions	—	—	—	—	—	(72.9)	(72.9)
Balance, June 30, 2022	105.7	$1.1	$1,504.7	$(142.9)	$2.6	$(168.1)	$1,197.4

Balance, September 30, 2021	105.2	$1.1	$1,489.1	$(141.6)	$(1.5)	$(4.4)	$1,342.7
Net (loss)	—	—	—	(1.3)	—	—	(1.3)
Other comprehensive income, net of tax	—	—	—	—	4.1	—	4.1
Capital contributions and issuance of common stock	0.5	—	1.6	—	—	—	1.6
Equity-based compensation	—	—	14.0	—	—	—	14.0
Repurchase of common stock and distributions	—	—	—	—	—	(163.7)	(163.7)
Balance, June 30, 2022	105.7	$1.1	$1,504.7	$(142.9)	$2.6	$(168.1)	$1,197.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(24.1)	$(1.3)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	80.9	71.5
Amortization of intangible assets	33.7	38.7
Amortization of financing costs and original issue discount	2.7	2.8
Loss on debt extinguishment	—	12.6
Deferred taxes	(23.0)	(12.7)
Equity-based compensation	15.7	14.0
Realized (gain) loss on hedges	(6.9)	0.2
Other non-cash activities, net	0.1	(2.5)
Change in operating assets and liabilities:
Accounts receivable	(53.3)	(28.8)
Unbilled and deferred revenue	11.0	16.0
Other operating assets	17.3	(7.6)
Accounts payable and other operating liabilities	35.2	(37.2)
Net cash provided by operating activities	89.3	65.7
Cash flows from investing activities:
Purchase of property and equipment	(57.9)	(88.1)
Proceeds from sale of property and equipment	6.8	5.4
Business acquisitions, net of cash acquired	(13.8)	(89.4)
Other investing activities, net	1.9	—
Net cash (used) by investing activities	(63.0)	(172.1)
Cash flows from financing activities:
Repayments of finance lease obligations	(20.9)	(18.1)
Repayments of term loan	(9.0)	(1,003.3)
Repayments of receivables financing agreement	(448.0)	(203.0)
Repayments of revolving credit facility	(33.5)	(165.0)
Proceeds from term loan, net of issuance costs	—	1,180.1
Proceeds from receivables financing agreement, net of issuance costs	460.0	223.7
Proceeds from revolving credit facility	33.5	165.0
Debt issuance costs	—	(4.6)
Proceeds from issuance of common stock, net of share issuance costs	1.0	1.3
Repurchase of common stock and distributions	(1.3)	(163.7)
Contingent business acquisition payments	(18.5)	—
Other financing activities, net	(0.1)	(3.4)
Net cash (used) provided by financing activities	(36.8)	9.0
Net change in cash and cash equivalents	(10.5)	(97.4)
Cash and cash equivalents, beginning of period	20.1	123.7
Cash and cash equivalents, end of period	$9.6	$26.3
Supplemental Cash Flow Information:
Cash (received) paid for income taxes, net	$(18.4)	$16.5
Cash paid for interest	$62.9	$31.1

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

2. Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of June 30, 2023, the Company was not party to any contracts, hedging relationships, or other transactions affected by reference rate reform.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Landscape Maintenance	$555.3	$548.9	$1,335.8	$1,296.3
Snow Removal	9.3	12.9	209.9	257.1
Maintenance Services	564.6	561.8	1,545.7	1,553.4
Development Services	203.4	186.4	533.3	500.8
Eliminations	(2.0)	(0.8)	(6.7)	(3.0)
Net service revenues	$766.0	$747.4	$2,072.3	$2,051.2

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of June 30, 2023, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $499.3. The Company expects to recognize revenue on 52% of the remaining performance obligations over the next 12 months and an additional 48% over the 12 months thereafter.

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

Changes in Deferred revenue for the nine month period ended June 30, 2023 were as follows:

Deferred Revenue
Balance, September 30, 2022	$59.3
Recognition of revenue	(844.4)
Deferral of revenue	864.5
Balance, June 30, 2023	$79.4

There were $151.7 of billings and $159.7 of additions to our Unbilled revenue balance during the nine month period ended June 30, 2023.

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

4. Accounts Receivable, net

Accounts receivable of $445.7 and $397.6, is net of an allowance for doubtful accounts of $5.6 and $4.0 and includes amounts of retention on incomplete projects to be completed within one year of $55.4 and $48.8 at June 30, 2023 and September 30, 2022, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	June 30, 2023	September 30, 2022
Land	—	$44.7	$43.3
Buildings and leasehold improvements	2-40 yrs.	46.8	46.3
Operating equipment	2-7 yrs.	343.8	302.4
Transportation vehicles	3-7 yrs.	348.4	339.8
Office equipment and software	3-10 yrs.	79.0	75.1
Construction in progress	—	5.3	5.7
Property and equipment		868.0	812.6
Less: Accumulated depreciation		537.3	484.3
Property and equipment, net		$330.7	$328.3

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $26.4 and $25.7 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense related to property and equipment was $80.9 and $71.5 for the nine months ended June 30, 2023 and 2022, respectively.

6. Intangible Assets, Goodwill and Acquisitions

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $10.8 and $13.2 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $33.7 and $38.7 for the nine months ended June 30, 2023 and 2022, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. The weighted average amortization periods of intangible assets acquired during the nine months ended June 30, 2023 and 2022 were seven years.

Intangible assets as of June 30, 2023 and September 30, 2022 consisted of the following:

		June 30, 2023		September 30, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$725.5	$(583.5)	$723.1	$(550.5)
Trademarks	12 yrs.	3.8	(2.9)	3.8	(2.6)
Non-compete agreements	5 yrs.	2.7	(2.6)	2.7	(2.2)
Total intangible assets		$732.0	$(589.0)	$729.6	$(555.3)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2022 and June 30, 2023:

	Maintenance Services	Development Services	Total
Balance, September 30, 2021	$1,758.0	$192.8	$1,950.8
Acquisitions (1)	34.7	23.3	58.0
Balance, September 30, 2022	$1,792.7	$216.1	$2,008.8
Acquisitions (1)	10.8	1.9	12.7
Balance, June 30, 2023	$1,803.5	$218.0	$2,021.5
(1)
The acquisitions adjustment includes the immaterial impact of foreign currency adjustments during the period.

Acquisitions

During the nine months ended June 30, 2023, the Company acquired, through a series of separate transactions, 100% of the operations of three unrelated companies, all of which were allocated to Maintenance Services. The Company paid approximately $13.8 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company continues to refine the valuation data and estimates primarily related to unbilled revenue, property and equipment, intangible assets, net, accounts payable, accrued expenses and other current liabilities and deferred revenue and will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily customer relationship intangible assets of $4.0. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

From each acquisition date through June 30, 2023, the amount of revenue of the companies acquired during the period included in our Consolidated Statement of Operations for the nine months ended June 30, 2023, was $11.2.

During the nine months ended June 30, 2022, the Company acquired, through a series of separate transactions, 100% of the operations of seven unrelated companies, one of which was allocated between Maintenance Services and Development Services. The Company paid approximately $89.4 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The purchase accounting related to these acquisitions was finalized within one year from each acquisition date. As a result of the final purchase accounting, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The identifiable assets acquired were primarily customer relationship intangible assets of $27.4. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. A portion of the goodwill resulting from these acquisitions is deductible for tax purposes.

7. Long-term Debt

Long-term debt consists of the following:

	June 30, 2023	September 30, 2022
Series B term loan	$1,177.6	$1,185.3
Receivables financing agreement	180.0	168.0
Revolving Credit Agreement	—	—
Financing costs, net	(9.4)	(10.6)
Total debt, net	1,348.2	1,342.7
Less: Current portion of long-term debt	12.0	12.0
Long-term debt, net	$1,336.2	$1,330.7

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

On April 22, 2022, the Company, entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement was amended to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of either 3.25% or 3.00% or a base rate (“ABR”) plus a margin of either 2.25% or 2.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively, with the margin on the Series B Term Loan determined based on the Company’s first lien net leverage ratio. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Credit Agreement as in effect prior to the Amendment Agreement. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. Debt repayments for the Series B Term Loan totaled $9.0 and $1,003.3 for the nine months ended June 30, 2023 and 2022, respectively.

Revolving credit facility

The Company has a five-year $300.0 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement as in effect prior to the Amendment Agreement. During the nine months ended June 30, 2023 the Company borrowed and repaid $33.5 against the capacity. There were $165.0 borrowings under the facility for the nine months ended June 30, 2022 of which, $165.0 were repaid during the same period.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the "Third Amendment") which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the nine months ended June 30, 2023 the Company borrowed $460.0 against the capacity and voluntarily repaid $448.0. During the nine months ended June 30, 2022 the Company borrowed $224.0 against the capacity and voluntarily repaid $203.0.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2023 and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2023	$3.0
2024	12.0
2025	192.0
2026	12.0
2027 and thereafter	1,149.0
Total long-term debt	1,368.0
Less: Current maturities	12.0
Less: Original issue discount	10.4
Less: Financing costs	9.4
Total long-term debt, net	$1,336.2

The Company has estimated the fair value of its long-term debt to be approximately $1,353.2 and $1,317.1 as of June 30, 2023 and September 30, 2022, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023 and September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and September 30, 2022:

	June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.4	$11.4	$—	$—
Interest rate derivative contracts	19.5	—	19.5	—
Total assets	$30.9	$11.4	$19.5	$—
Other liabilities:
Obligation to Rabbi Trust	$11.4	$11.4	$—	$—
Total liabilities	$11.4	$11.4	$—	$—

	September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.6	$10.6	$—	$—
Interest rate swap contracts	3.0	—	3.0	—
Total Assets	$13.6	$10.6	$3.0	$—
Other liabilities:
Obligation to Rabbi Trust	$10.6	$10.6	$—	$—
Total Liabilities	$10.6	$10.6	$—	$—

Hedging Activities

As of June 30, 2023 and September 30, 2022, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company has entered into interest rate contracts to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt. Effective for the periods March 18, 2016 through December 31, 2022, the Company held interest rate swaps with a notional amount of $500.0. In January 2023, the Company entered into an interest rate swap agreement with a notional amount of $500.0 and an interest rate collar agreement with a notional amount of $500.0, each effective for the period January 31, 2023 through January 31, 2028. The notional amount of interest rate contracts was $1,000.0 and $500.0 at June 30, 2023 and September 30, 2022, respectively. The net deferred gain on the interest rate swaps as of June 30, 2023 of $9.5, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Income recognized in Other comprehensive income	$21.9	$1.8	$23.4	$5.4
Net income (loss) reclassified from Accumulated other comprehensive income into Interest expense	2.6	(0.1)	6.9	(1.7)

Fuel Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company had entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of June 30, 2023, no fuel hedge contracts were outstanding.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Income recognized in Other comprehensive income	$—	$—	$—	$0.2
Net gain reclassified from Accumulated other comprehensive income into Cost of services provided	—	—	—	1.5

9. Income Taxes

The following table summarizes the Company’s income tax expense (benefit) and effective income tax rate for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$24.4	$15.3	$(29.6)	$(1.6)
Income tax expense (benefit)	7.6	4.5	(5.5)	(0.3)
Effective income tax rate	31.1%	29.4%	18.6%	18.7%

The increase in the effective tax rate for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, is primarily attributable to the increase in pre-tax book income period over period.

The decrease in the effective tax rate for the nine months ended June 30, 2023 when compared to the nine months ended June 30, 2022, is primarily attributable to the geographical distribution of pre-tax earnings across legal entities, offset by the expense related to the vesting of restricted stock units that was recorded discretely in the current period.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the nine month period ended June 30, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	541,000	$14.40
Less: Redeemed	136,000	$13.63
Less: Forfeited	184,000	$14.66
Outstanding at June 30, 2023	221,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the nine month period ended June 30, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	2,285,000	$12.73
Granted	2,427,000	$7.30
Less: Vested	523,000	$14.73
Less: Forfeited	644,000	$10.21
Outstanding at June 30, 2023	3,545,000	$9.18

During the nine month period ended June 30, 2023, the Company issued 2,427,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $7.30 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $14.5 over the requisite service period. During the nine month period ended June 30, 2023, 523,000 RSUs vested and 644,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the nine month period ended June 30, 2023 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2022	7,489,000	$19.07
Less: Forfeited	1,212,000	$19.01
Outstanding at June 30, 2023	6,277,000	$19.08
Vested and exercisable at June 30, 2023	4,928,000	$19.23
Expected to vest after June 30, 2023	1,349,000	$18.55

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the nine month period ended June 30, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	403,000	$12.41
Granted	838,000	$7.48
Less: Forfeited	716,000	$10.25
Outstanding at June 30, 2023	525,000	$7.48

During the nine month period ended June 30, 2023, the Company issued 838,000 performance stock units (“PSUs”) at a weighted average distribution price of $7.48 per share and a weighted average grant date fair value of $7.48 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant will be approximately $3.4 over the requisite service period. During the nine month period ended June 30, 2023, no PSUs vested and 716,000 PSUs were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $3.9 and $4.8 in equity-based compensation expense for the three months ended June 30, 2023 and 2022, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recognized $15.7 and $14.0 in equity-based compensation expense for the nine month periods ended June 30, 2023 and 2022, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid-in capital by the same amount for each applicable period. Total unrecognized compensation cost was $29.4 and $36.2 as of June 30, 2023 and September 30, 2022, respectively, which is expected to be recognized over a weighted average period of 1.1 and 1.3 years as of June 30, 2023 and September 30, 2022, respectively.

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

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at June 30, 2023 was $148.2, of which $52.6 was classified in current liabilities and $95.6 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2022 was $146.7, of which $45.6 was classified in current liabilities and $101.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2023 includes $12.8 related to claims recoverable from third-party insurance carriers. Corresponding assets of $3.8 and $9.0 are recorded at June 30, 2023, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2022 includes $17.9 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.1 and $12.8 were recorded at September 30, 2022, as Other current assets and Other assets, respectively.

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

The following is a summary of certain financial data for each of the segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Maintenance Services	$564.6	$561.8	$1,545.7	$1,553.4
Development Services	203.4	186.4	533.3	500.8
Eliminations	(2.0)	(0.8)	(6.7)	(3.0)
Net Service Revenues	$766.0	$747.4	$2,072.3	$2,051.2
Maintenance Services	$94.0	$89.2	$196.2	$197.4
Development Services	24.1	20.9	53.6	48.2
Corporate	(16.3)	(15.8)	(52.7)	(49.0)
Adjusted EBITDA(1)	$101.8	$94.3	$197.1	$196.6
Maintenance Services	$9.3	$18.5	$46.0	$67.4
Development Services	2.5	2.8	7.2	10.9
Corporate	3.4	2.6	4.7	9.8
Capital Expenditures	$15.2	$23.9	$57.9	$88.1

(1)
Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$16.8	$10.8	$(24.1)	$(1.3)
Interest expense	27.4	14.8	78.3	34.5
Income tax expense (benefit)	7.6	4.5	(5.5)	(0.3)
Depreciation expense	26.4	25.7	80.9	71.5
Amortization expense	10.8	13.2	33.7	38.7
Business transformation and integration costs (a)	8.9	4.3	17.5	12.7
Offering-related expenses (b)	—	0.1	—	0.1
Equity-based compensation (c)	3.9	4.8	15.9	14.2
COVID-19 related expenses (d)	—	3.5	0.4	13.9
Debt extinguishment (e)	—	12.6	—	12.6
Adjusted EBITDA	$101.8	$94.3	$197.1	$196.6

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Severance and related costs	$4.1	$0.6	$6.0	$0.9
Business integration (f)	2.8	0.3	5.3	4.8
IT infrastructure, transformation, and other (g)	2.0	3.4	6.2	7.0
Business transformation and integration costs	$8.9	$4.3	$17.5	$12.7
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

13. Earnings (Loss) Per Share of Common Stock

Basic (loss) earnings per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) available to common stockholders	$16.8	$10.8	$(24.1)	$(1.3)
Denominator:
Weighted average number of common shares outstanding – basic	93,504,000	93,207,000	93,409,000	102,705,000
Basic earnings (loss) per share	$0.18	$0.12	$(0.26)	$(0.01)

Weighted average number of common shares outstanding – diluted	94,001,000	93,436,000	93,409,000	102,705,000
Diluted earnings (loss) per share	$0.18	$0.12	$(0.26)	$(0.01)
Other Information:
Weighted average number of anti-dilutive options and restricted stock(a)	4,663,000	4,180,000	4,712,000	4,968,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2022 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 17, 2022, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks, uncertainties and other factors outside of the Company's control. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Other (Income) Expense

Other (income) expense consists primarily of investment gains and losses related to investments held in Rabbi Trust as well as losses on debt extinguishment.

Interest Expense

Interest expense relates primarily to our long-term debt. See Note 7 “Long-term Debt” in the unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Income Tax Expense (Benefit)

Income tax expense (benefit) includes U.S. federal, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax credits and certain nondeductible expenses. Our effective tax rate may vary from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical distribution of our pre-tax earnings, changes in the tax rates of different jurisdictions, the availability of tax credits and nondeductible items. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the period of the change.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the nine months ended June 30, 2023, the Company acquired three businesses and paid approximately $13.8 million in aggregate consideration, net of cash acquired. We incurred $5.3 million of integration costs during the first nine months of fiscal 2023, of which $4.6 million related to acquisitions completed prior to fiscal 2023 and $0.7 million related to acquisitions completed during fiscal 2023. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

During the second quarter of fiscal 2023, the Company identified a triggering event from increases in interest rates and the recent decline in the market price of its common stock. As a result, the Company performed an interim quantitative impairment test for the Maintenance reporting unit as of March 31, 2023. Based on the analysis, the fair value of the reporting unit exceeded the carrying value; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 1.8%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if interest rates and market conditions continue to trend unfavorably or if our forecasts assumed in the fair value calculation are not realized. As of June 30, 2023, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit.

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

The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are difficult or impossible to anticipate. Due to the uncertainty related to the extent of the ongoing impact of the pandemic, the Company’s results in the third quarter of 2023 and 2022 may not be indicative of the Company’s future results. For additional information on the risks posed by COVID-19, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net service revenues	$766.0	$747.4	$2,072.3	$2,051.2
Cost of services provided	567.4	558.2	1,579.0	1,565.0
Gross profit	198.6	189.2	493.3	486.2
Selling, general and administrative expense	136.6	131.3	413.0	399.5
Amortization expense	10.8	13.2	33.7	38.7
Income from operations	51.2	44.7	46.6	48.0
Other (income) expense	(0.6)	14.6	(2.1)	15.1
Interest expense	27.4	14.8	78.3	34.5
Income (loss) before income taxes	24.4	15.3	(29.6)	(1.6)
Income tax expense (benefit)	7.6	4.5	(5.5)	(0.3)
Net income (loss)	$16.8	$10.8	$(24.1)	$(1.3)
Adjusted EBITDA(1)	$101.8	$94.3	$197.1	$196.6
Adjusted Net Income(1)	$41.4	$39.8	$33.5	$66.4
Earnings (Loss) per Share	$0.18	$0.12	$(0.26)	$(0.01)
Adjusted Earnings per Share(1)	$0.44	$0.43	$0.36	$0.65
Cash flows from operating activities	$34.3	$23.4	$89.3	$65.7
Free Cash Flow(1)	$22.3	$2.3	$38.2	$(17.0)

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Net Service Revenues

Net service revenues for the three months ended June 30, 2023 increased $18.6 million, or 2.5%, to $766.0 million, from $747.4 million in the 2022 period. The increase was driven by increases in Maintenance Services revenues of $2.8 million and Development Services revenues of $17.0 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended June 30, 2023 increased $9.4 million, or 5.0%, to $198.6 million, from $189.2 million in the 2022 period. Gross margin increased 60 basis points, to 25.9%, in the three months ended June 30, 2023, from 25.3% in the 2022 period. The increase in gross profit was driven by the increases in Development Services and Maintenance Services revenues as well as lower fuel costs, partially offset by an increase in labor costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2023 increased $5.3 million, or 4.0%, to $136.6 million, from $131.3 million in the 2022 period. As a percentage of revenue, Selling, general and administrative expense increased 20 basis points for the three months ended June 30, 2023 to 17.8%, from 17.6% in the 2022 period. The increase was driven principally by increases in compensation-related costs, partially offset by decreases in COVID-19 related expenses during the period.

Amortization Expense

Amortization expense for the three months ended June 30, 2023 decreased $2.4 million, or 18.2%, to $10.8 million, from $13.2 million in the 2022 period. The decrease was principally due to a $1.2 million decrease in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition and a $1.2 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at the time of acquisition.

Other (Income) Expense

Other income was $0.6 million for the three months ended June 30, 2023 compared to expense of $14.6 million in the 2022 period. The increase of $15.2 million was driven principally by the losses on the extinguishment of debt in connection with Amendment No. 6 to the Credit Agreement incurred in the 2022 period and the change in value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the three months ended June 30, 2023 increased $12.6 million, or 85.1%, to $27.4 million, from $14.8 million in the 2022 period. The increase was driven principally by increased interest rates, partially offset by the impact of the interest rate derivative contracts.

Income Tax Expense

For the three months ended June 30, 2023, Income tax expense was $7.6 million, compared to $4.5 million in the 2022 period. The increase was primarily attributable to the increase in the Company’s pretax income of $24.4 million in the current period compared to $15.3 million in the prior period.

Net Income

Net income for the three months ended June 30, 2023 increased $6.0 million to $16.8 million, from $10.8 million in the 2022 period due to the changes noted above. Net income as a percentage of revenue was 2.2% for the nine months ended June 30, 2023 compared to 1.4% in the 2022 period.

Adjusted EBITDA

Adjusted EBITDA increased $7.5 million for the three months ended June 30, 2023, to $101.8 million, from $94.3 million in the 2022 period. Adjusted EBITDA as a percentage of revenue was 13.3% and 12.6% for the three months ended June 30, 2023 and 2022, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $4.8 million, or 5.4% in Maintenance Services Segment Adjusted EBITDA and an increase of $3.2 million, or 15.3% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted net income for the three months ended June 30, 2023 increased $1.6 million to $41.4 million, from $39.8 million in the 2022 period due to the changes noted above.

Nine Months Ended June 30, 2023 compared to Nine Months Ended June 30, 2022

Net Service Revenues

Net service revenues for the nine months ended June 30, 2023 increased $21.1 million, or 1.0%, to $2,072.3 million, from $2,051.2 million in the 2022 period. The increase was driven by an increase in Development Services revenues of $32.5 million which was partially offset by a decrease in Maintenance Services revenues of $7.7 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the nine months ended June 30, 2023 increased $7.1 million, or 1.5%, to $493.3 million, from $486.2 million in the 2022 period. Gross margin increased 10 basis points, to 23.8%, in the nine months ended June 30, 2023, from 23.7% in the 2022 period. The increases in gross profit and gross margin were driven by the increase Development Services revenues and a decrease in subcontractor costs. These increases were partially offset by increases in labor and materials costs as well as depreciation.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended June 30, 2023 increased $13.5 million, or 3.4%, to $413.0 million, from $399.5 million in the 2022 period. As a percentage of revenue, Selling, general and administrative expense increased 40 basis points for the nine months ended June 30, 2023 to 19.9%, from 19.5% in the 2022 period. The increase was driven principally by increases in compensation-related costs and the impact of acquisitions, partially offset by decreases in COVID-19 related expenses during the period.

Amortization Expense

Amortization expense for the nine months ended June 30, 2023 decreased $5.0 million, or 12.9%, to $33.7 million, from $38.7 million in the 2022 period. The decrease was due to a $3.8 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time and a $1.2 million decrease in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other (Income) Expense

Other income was $2.1 million for the nine months ended June 30, 2023 compared to expense of $15.1 million in the 2022 period. The decrease of $17.2 million was driven principally by the losses on the extinguishment of debt in connection with Amendment No. 6 to the Credit Agreement incurred in the 2022 period and the change in value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the nine months ended June 30, 2023 increased $43.8 million, or 127.0%, to $78.3 million, from $34.5 million in the 2022 period. The increase was driven principally by increased interest rates coupled with the increase in the borrowings under the Series B Term Loan associated with the execution of Amendment No. 6 to the credit agreement dated December 18, 2013 (as so amended, the “Credit Agreement”), partially offset by the impact of the interest rate derivative contracts.

Income Tax Benefit

Income tax benefit for the nine months ended June 30, 2023, was $5.5 million, compared to $0.3 million in the 2022 period. The change was primarily attributable to the change in the Company’s pretax loss of $29.6 million in the current period compared to $1.6 million in the prior period, coupled with the geographical distribution of pre-tax earnings across legal entities and the expense related to the vesting of restricted stock units that was recorded discretely in the current period.

Net Loss

For the nine months ended June 30, 2023, Net loss was $24.1 million, compared to $1.3 million in the 2022 period due to the changes noted above. Net loss as a percentage of revenue was 1.2% for the nine months ended June 30, 2023 compared to 0.1% in the 2022 period.

Adjusted EBITDA

Adjusted EBITDA increased $0.5 million for the nine months ended June 30, 2023, to $197.1 million, from $196.6 million in the 2022 period. Adjusted EBITDA as a percentage of revenue was 9.5% and 9.6% for the nine months ended June 30, 2023 and 2022, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $5.4 million, or 11.2% in Development Services Segment Adjusted EBITDA, partially offset by a decrease of $1.2 million, or 0.6% in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted net income for the nine months ended June 30, 2023 decreased $32.9 to $33.5 million, from $66.4 million in the 2022 period due to the changes noted above.

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

Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to the same or other similarly titled measures of other companies and can differ significantly from company to company.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA
Net income (loss)	$16.8	$10.8	$(24.1)	$(1.3)
Plus:
Interest expense, net	27.4	14.8	78.3	34.5
Income tax expense (benefit)	7.6	4.5	(5.5)	(0.3)
Depreciation expense	26.4	25.7	80.9	71.5
Amortization expense	10.8	13.2	33.7	38.7
Business transformation and integration costs (a)	8.9	4.3	17.5	12.7
Offering-related expenses (b)	—	0.1	—	0.1
Equity-based compensation (c)	3.9	4.8	15.9	14.2
COVID-19 related expenses (d)	—	3.5	0.4	13.9
Debt extinguishment (e)	—	12.6	—	12.6
Adjusted EBITDA	$101.8	$94.3	$197.1	$196.6
Adjusted Net Income
Net income (loss)	$16.8	$10.8	$(24.1)	$(1.3)
Plus:
Amortization expense	10.8	13.2	33.7	38.7
Business transformation and integration costs (a)	8.9	4.3	17.5	12.7
Offering-related expenses (b)	—	0.1	—	0.1
Equity-based compensation (c)	3.9	4.8	15.9	14.2
COVID-19 related expenses (d)	—	3.5	0.4	13.9
Debt extinguishment (e)	—	12.6	—	12.6
Income tax adjustment (f)	1.0	(9.5)	(9.9)	(24.5)
Adjusted Net Income	$41.4	$39.8	$33.5	$66.4
Free Cash Flow
Cash flows provided by operating activities	$34.3	$23.4	$89.3	$65.7
Minus:
Capital expenditures	15.2	23.9	57.9	88.1
Plus:
Proceeds from sale of property and equipment	3.2	2.8	6.8	5.4
Free Cash Flow	$22.3	$2.3	$38.2	$(17.0)

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Severance and related costs	$4.1	$0.6	$6.0	$0.9
Business integration (g)	2.8	0.3	5.3	4.8
IT infrastructure, transformation, and other (h)	2.0	3.4	6.2	7.0
Business transformation and integration costs	$8.9	$4.3	$17.5	$12.7

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
(f)
Represents the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items, which collectively result in a reduction of income tax expense (benefit). The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2023	2022	2023	2022
Tax impact of pre-tax income adjustments	$(2.0)	$9.7	$10.8	$24.7
Discrete tax items	1.0	(0.2)	(0.9)	(0.2)
Income tax adjustment	$(1.0)	$9.5	$9.9	$24.5

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

Segment Results for the Three Months Ended June 30, 2023 and 2022

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended June 30,		Percent Change
(in millions)	2023	2022	2023 vs. 2022
Net Service Revenues	$564.6	$561.8	0.5%
Segment Adjusted EBITDA	$94.0	$89.2	5.4%
Segment Adjusted EBITDA Margin	16.6%	15.9%	70 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended June 30, 2023 increased by $2.8 million, or 0.5%, from the 2022 period. The increase was driven by $7.5 million contribution from acquired businesses. Partially offsetting this was a decrease of $3.6 million in snow removal services and a decrease of $1.1 million in underlying commercial landscape services.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2023 increased by $4.8 million to $94.0 million from $89.2 million in the 2022 period. Segment Adjusted EBITDA Margin increased 70 basis points, to 16.6%, in the three months ended June 30, 2023, from 15.9% in the 2022 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were driven by disciplined management of labor costs in underlying commercial landscape services, coupled with lower fuel costs and savings from cost management initiatives, partially offset by the decrease in snow removal services revenue discussed above.

Development Services Segment Results

	Three Months Ended June 30,		Percent Change
(in millions)	2023	2022	2023 vs. 2022
Net Service Revenues	$203.4	$186.4	9.1%
Segment Adjusted EBITDA	$24.1	$20.9	15.3%
Segment Adjusted EBITDA Margin	11.8%	11.2%	60 bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended June 30, 2023 increased $17.0 million, or 9.1%, compared to the 2022 period. The increase was principally driven by an increase in Development Services project volumes of $17.0 million.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2023 increased $3.2 million, to $24.1 million, compared to the 2022 period. Segment Adjusted EBITDA Margin increased 60 basis points, to 11.8% for the quarter from 11.2% in the 2022 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increase in project volumes described above, partially offset by increased labor and materials costs attributable to the mix of projects relative to the prior year.

Segment Results for the Nine Months Ended June 30, 2023 and 2022

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Nine Months Ended June 30,		Percent Change
(in millions)	2023	2022	2023 vs. 2022
Net Service Revenues	$1,545.7	$1,553.4	(0.5)%
Segment Adjusted EBITDA	$196.2	$197.4	(0.6)%
Segment Adjusted EBITDA Margin	12.7%	12.7%	— bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the nine months ended June 30, 2023 decreased by $7.7 million, or 0.5%, from the 2022 period. The decrease was driven by a decrease of $47.2 million in snow removal services due to lower snowfall, net of $15.6 million from acquired businesses. Partially offsetting this was a $39.5 million increase in landscape services revenue consisting of a $28.9 million contribution from acquired businesses and an increase of $10.6 million, or 0.8%, in underlying commercial landscape services underpinned by contract and to a lesser extent ancillary services growth.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2023 decreased by $1.2 million to $196.2 million from $197.4 million in the 2022 period. Segment Adjusted EBITDA Margin was 12.7% in each of the nine months ended June 30, 2023 and 2022. The decrease in Segment Adjusted EBITDA was driven by the decrease in snow removal services revenues described above, partially offset by increases in revenues from underlying commercial landscape services and acquisitions discussed above.

Development Services Segment Results

	Nine Months Ended June 30,		Percent Change
(in millions)	2023	2022	2023 vs. 2022
Net Service Revenues	$533.3	$500.8	6.5%
Segment Adjusted EBITDA	$53.6	$48.2	11.2%
Segment Adjusted EBITDA Margin	10.1%	9.6%	50 bps

Development Services Net Service Revenues

Development Services net service revenues for the nine months ended June 30, 2023 increased $32.5 million, or 6.5%, compared to the 2022 period. The increase was principally driven by an increase of $21.1 million due to additional project volumes combined with an $11.4 million contribution from acquired businesses.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2023 increased $5.4 million, to $53.6 million, compared to the 2022 period. Segment Adjusted EBITDA Margin increased 50 basis points, to 10.1% for the period from 9.6% in the 2022 period. Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin increased principally due to the increase in revenues described above coupled with disciplined management of materials costs.

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

(in millions)	June 30, 2023	September 30, 2022
Cash and cash equivalents	$9.6	$20.1

Short-term borrowings and current maturities of long-term debt	$12.0	$12.0
Long-term debt	1,336.2	1,330.7
Total debt	$1,348.2	$1,342.7

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended June 30,
(in millions)	2023	2022
Operating activities	$89.3	$65.7
Investing activities	$(63.0)	$(172.1)
Financing activities	$(36.8)	$9.0
Free Cash Flow (1)	$38.2	$(17.0)

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2023 increased $23.6 million, to $89.3 million, from $65.7 million in the 2022 period. This increase was due to a decrease in cash used by accounts payable and other operating liabilities and an increase in cash provided by other operating assets. This was partially offset by an increase in cash used by accounts receivable, an increase in net loss and a decrease in the cash provided by unbilled and deferred revenue.

Cash Flows used in Investing Activities

Net cash used in investing activities decreased $109.1 million to $63.0 million for the nine months ended June 30, 2023 from $172.1 million in the 2022 period. The decrease was driven by a decrease of $75.7 million in cash used for acquisitions coupled with a decrease of $30.2 million in capital expenditures in comparison to the prior period.

Cash Flows (used) provided by Financing Activities

Net cash flows used in financing activities of $36.8 million for the nine months ended June 30, 2023 included repayments of our Receivables Financing Agreement of $448.0 million, repayments of our Revolving Credit Facility of $33.5 million, repayments of finance lease obligations of $20.9 million and contingent business acquisition payments of $18.5 million. These repayments were partially offset by proceeds from our Receivables Financing Agreement, net of issuance costs of $460.0 million and proceeds from our Revolving Credit Facility of $33.5 million.

Free Cash Flow

Free Cash Flow increased $55.2 million to an inflow of $38.2 million for the nine months ended June 30, 2023 from an outflow of $17.0 million in the 2022 period. The increase in Free Cash Flow was due to an increase in net cash provided by operating activities coupled with a decrease in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	June 30, 2023	September 30, 2022
Net Working Capital:
Current assets	$686.7	$677.1
Less: Current liabilities	516.4	488.4
Net working capital	$170.3	$188.7

Net working capital is defined as current assets less current liabilities. Net working capital decreased $18.4 million to $170.3 million at June 30, 2023, from $188.7 million at September 30, 2022, primarily driven by a decrease in other current assets of $36.0 million coupled with an increase in deferred revenue of $20.1 million and a decrease in cash and cash equivalents of $10.5 million. This was partially offset by an increase in accounts receivable, net of $48.1 million coupled with an increase in unbilled revenue of $8.0 million.

Description of Indebtedness

As of June 30, 2023, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of June 30, 2023, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2022 in our Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023 at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

10.1†

Consultation and Separation Agreement, dated as of May 3, 2023, by and between Andrew V. Masterman and BrightView Landscapes, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023)

10.2†

Interim Chief Executive Officer Agreement, dated as of May 3, 2023, by and between James R. Abrahamson and BrightView Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023)

10.3†*	Restricted Stock Unit Grant Agreement, dated as of June 1, 2023, by and between James R. Abrahamson and BrightView Holdings, Inc.

10.4†*	Form of 2023 Retention Award Agreement

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: August 3, 2023	By:	/s/ Brian Jackson

Brian Jackson
Chief Accounting Officer
(Principal Accounting Officer)