Form 10-K
period 2023-09-30
BrightView Holdings, Inc.
filed 2023-11-16
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

As of March 31, 2023, the last day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $235.3 million, based on the number of shares held by non-affiliates as of March 31, 2023 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of registrant’s Common Stock outstanding as of October 31, 2023 was 93,600,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 5, 2024, are incorporated by reference into Part III of this Report.

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

We caution you that the risks, uncertainties, and other factors referenced herein may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, any change in assumptions, beliefs or expectations or any change in circumstances upon which any such forward-looking statements are based, except as required by law.

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
•
A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that these assets are impaired.
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
•
Tax increases and changes in tax rules may adversely affect our financial results.
•
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
•
Our variable rate indebtedness subjects us to interest rate risk, which has caused our interest expense to increase significantly.
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

Risks Related Ownership of Our Common Stock

•
Future sales, or the perception of future sales, of equity securities by us or our affiliates, could cause the market price for our common stock to decline.
•
KKR and One Rock have the ability to exert significant influence over us and their interests may conflict with ours or yours in the future.
•
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•
Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
•
Holders of the Series A Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of the Series A Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock.

v

•
The dividend and liquidation rights of the Series A Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.
•
Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters.

General Risk Factors

•
Natural disasters, terrorist attacks and other external events could adversely affect our business.
•
Our business, financial condition and results of operations have been, and could in the future be, adversely affected by a pandemic, epidemic or other public health emergency.
•
We face risks related to heightened inflation, geopolitical conflicts, recession, financial market disruptions and other economic conditions.
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

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 5 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services, ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 280 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

As the number one player in the highly attractive and growing $96 billion commercial landscape maintenance and snow removal market, we believe our size and scale present several compelling value propositions for our customers, and allow us to offer a single-source landscaping services solution to a diverse group of commercial customers across all 50 U.S. states. We serve a broad range of end market verticals, including corporate and commercial properties, Homeowners Associations (HOAs), public parks, hotels and resorts, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. We are also the Official Field Consultant for Major League Baseball. Our diverse customer base includes approximately 8,800 office parks and corporate campuses, 7,100 residential communities, and 550 educational institutions. We believe that due to our unmatched geographic scale and breadth of service offerings, we are the only commercial landscaping services provider able to service clients whose geographically disperse locations require a broad range of landscaping services delivered consistently and with high quality. Our top ten customers accounted for approximately 12% of our fiscal 2023 revenues, with no single customer accounting for more than 3% of our fiscal 2023 revenues.

Our business model is characterized by stable, recurring revenues, a scalable operating model, strong operating margins, limited capital expenditures and low working capital requirements that together generate significant Free Cash Flow. For the year ended September 30, 2023, we generated net service revenues of $2,816.0 million, net loss of $7.7 million and Adjusted EBITDA of $298.7 million, with a net loss margin of 0.3% and an Adjusted EBITDA margin of 10.6%.

Our Operating Segments

We deliver our broad range of services through two operating segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 36 U.S. states and, through our qualified service partner network, we are able to efficiently provide nationwide coverage in all 50 U.S. states, as illustrated below.

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

2023 Maintenance Services Revenue by End Market (1)

39%
35%
3%
5%
5%
8%
5%
HOA
Corporate
Education
Hospitals
Hotels & Resorts
Public Places
Retail

(1) Reflects the fiscal year ended September 30, 2023.

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

For the year ended September 30, 2023, in Maintenance Services, we generated net service revenues of $2,066.5 million, including $209.0 million from snow removal services, and Segment Adjusted EBITDA of $277.9 million, with a Segment Adjusted EBITDA Margin of 13.4%.

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

For the year ended September 30, 2023, in Development Services, we generated net service revenues of $758.0 million and Segment Adjusted EBITDA of $82.8 million, with a Segment Adjusted EBITDA Margin of 10.9%.

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

In 2016, we reconstituted our senior leadership team and refocused our strategy to realign with the fundamental strengths of our business. BrightView has undergone an organizational transformation recentered around a branch-centric model, empowering leaders at the local and regional levels, and supporting branch locations with appropriate back office functions and an effective corporate framework.

In July 2018, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on the New York Stock Exchange under the symbol “BV”. Our principal executive offices are located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

Market Opportunity

Commercial Landscaping Services Industry

The landscape services industry consists of landscape maintenance and development services, as well as a number of related ancillary services such as tree care and snow removal, for both commercial and residential customers. BrightView operates only within the commercial sectors of each of the landscape maintenance, landscape development and snow removal industries. In 2022, commercial landscape maintenance, including snow removal, represented a $96 billion industry that is characterized by a number of attractive market drivers. The industry benefits from commercial customers’ need to provide consistently accessible and aesthetically-pleasing environments. Due to the essential and non-discretionary need of these recurring services, the commercial landscape maintenance services and snow removal services industries have exhibited, and are expected to continue to exhibit, stable and predictable growth.

Highlighting the consistency of this growth, the combined industry is expected to grow at a 3.0% CAGR from 2018 through 2027, as depicted in the chart below:

Growth in the U.S. Commercial Landscaping and Snow Removal Services Industry (US$ in billions) (1)

(1) Source: IBISWORLD - Landscaping Services in the U.S (June 2022), IBISWorld - Snowplowing Services in the U.S (June 2023). Presents commercial landscaping services and commercial snowplowing services as a share of the overall U.S. market at rates constant with IBISWorld figures for 2022 and 2023, respectively.

In addition to its stable characteristics, the industry is also highly fragmented. Despite being the largest provider of commercial landscaping services, we currently hold only a 2.1% market share, representing a significant opportunity for future consolidation. According to the 2022 IBISWorld Report, there are over 600,000 enterprises providing landscape maintenance services in the United States. Approximately three-quarters of the industry participants are classified as sole proprietors, with a limited set of companies having the capabilities to deliver sophisticated, large-scale landscaping services or operate regionally or nationally. The chart below illustrates the segmentation of the landscape maintenance industry and highlights BrightView’s coverage of the non-residential sectors of the industry:

(1)
Source: IBISWorld-Landscaping Services in the U.S. (June 2022)
(2)
Source: IBISWorld-Snowplowing Services in the U.S. (June 2023)

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
•
Growth of Private Non-residential Construction. Over the next five years, the overall U.S. landscape maintenance industry is projected to be supported by rising construction and economic activity. According to the 2022 IBISWorld Report, private non-residential construction is forecasted to grow at an annualized rate of 1.3% over the five years leading to 2027. We believe growth in commercial construction promotes growth in commercial landscape maintenance and development services.

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

Our maintenance services model is grounded in our branch network. For example, a representative maintenance services branch typically serves 25-100 customers across 50-250 sites, generating between $2 million and $22 million in annual revenues. Each branch is led by a branch manager, who focuses on performance drivers, such as customer satisfaction, crew retention, safety and tactical procurement. Branch managers are supported by production managers, who focus on managing crew leaders, and account managers, who focus on customer retention and sales of landscape enhancement services. In addition to our network of branch managers, production managers and account managers, our platform is differentiated by a highly experienced team of operational senior vice presidents and vice presidents, organized regionally, with an average tenure of 14 years. These team members are responsible for leading, teaching and developing branch managers as well as maintaining adherence to key operational strategies. Our senior operating personnel also foster a culture of engagement and emphasize promotion from within, which has played a key role in making BrightView the employer of choice within the broader landscape maintenance industry.

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

Human Capital

Employees

As of September 30, 2023, we had a total of approximately 21,000 employees, including seasonal workers, consisting of approximately 20,400 full-time and approximately 600 part-time employees in our two business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the spring and summer seasons, which correspond with our third and fourth fiscal quarters. The approximate number of full-time employees by segment, as of September 30, 2023, is as follows: Maintenance Services: 16,900; Development Services: 3,200. In addition, our corporate staff is approximately 300 employees. Approximately 5% of our employees are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory. Historically, we have used, and expect to continue to use in the future, a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. We employed approximately 1,900 and 2,100 seasonal workers in 2023 and 2022, respectively, through the H-2B visa program.

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

Total Rewards

Our total rewards philosophy is designed to offer compensation and benefits programs that enable us to attract, motivate, reward and retain high-caliber employees who are capable of creating and sustaining value for our stockholders over the long-term and to design programs that are fair and competitive in order to appropriately reward employees for their contributions to our success. Our programs are structured to meet the diverse needs of our employees and their families. Among other things, we offer eligible employees comprehensive health and wellness plans, retirement savings plans, continuing education support, and the opportunity to earn short-term and long-term incentive awards.

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

In our seasonal markets, the performance of our snow removal services is correlated with the amount of snowfall, the number of snowfall events and the nature of those events in a given season. We benchmark our performance against ten-, fifteen-, and thirty-year averages.

Intellectual Property

We, primarily through our subsidiaries, hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that we deem particularly important to each of our businesses. As of September 30, 2023, we had marks that were protected by registration (either by direct registration or by treaty) in the United States.

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

Environmental Matters

Our businesses are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, the Oil Pollution Act and the Clean Water Act, each as amended. Among other things, these laws and regulations regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, handling and management of hazardous substances and wastes and the registration, use, notification and labeling of pesticides, herbicides and fertilizers, and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by us or prior owners or operators, at sites we currently own, lease or operate, customer sites or third-party sites to which we sent hazardous substances. During fiscal 2023, there were no material capital expenditures for environmental control facilities.

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

Sales and Marketing

Our sales and marketing efforts are focused on both developing new customers and increasing penetration at existing customers. We primarily sell our services to businesses, commercial property managers, general contractors and landscape architects through our professionally trained core sales force. We have a field-based sales approach driven by our growing team of more than 160 business developers that are focused on winning new customers at a local level. We also have a separate 14-member sales team that is focused on targeting and capturing high-value, high-margin opportunities, including national accounts. Within our Maintenance Services segment, every customer relationship is maintained by one of our more than 600+ branch-level account managers, who are responsible for ensuring customer satisfaction, tracking service levels, promoting enhancement services and driving contract renewals. We believe our decentralized approach to customer acquisition and management facilitates a high-level of customer service as local managers are empowered and incentivized to better serve customers and grow their respective businesses.

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

Our financial performance has been adversely affected by increases in our operating expenses, including fuel, fertilizer, chemicals, road salt, mulch, wages and salaries, employee benefits, health care, subcontractor costs, vehicle, facilities and equipment leases, insurance and regulatory compliance costs. While inflation and supply chain pressures have eased in recent months, further increases in, or sustained elevation of, inflation rates or disruptions to our supply chain will adversely affect our financial performance. We seek to manage price and availability risks related to raw materials, such as fuel, fertilizer, chemicals, road salt and mulch, through procurement strategies, these efforts may not be successful and we may experience adverse impacts due to the rising prices of such products. In addition, we closely monitor wage, salary and benefit costs in an effort to remain competitive in our markets. Attracting and maintaining a high quality workforce is a priority for our business, and as wage, salary or benefit costs increase, including as a result of minimum wage legislation or increased competition for employees, our operating costs will continue to increase. We cannot predict the extent to which we may experience future increases in operating expenses as well as various regulatory compliance costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Our business and growth strategies benefit from customers and prospective customers continuing to outsource services. Customers will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain that this trend will continue or that customers that have outsourced functions will not decide to perform these functions themselves. If a significant number of our existing customers reduced their outsourcing and elected to perform the services themselves, such loss of customers could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of management’s attention or resources away from our operations; the inability to retain employees, customers and suppliers; difficulties implementing our strategy at the acquired business; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes, accounting systems and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expenses associated with litigation with sellers of such businesses.

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

We perform landscape services, the demand for which is affected by weather conditions, including impacts from climate change, droughts, severe storms, significant rain or snowfall and other severe weather conditions or events, all of which may impact the timing and frequency of the performance of our services, or our ability to perform the services at all. For example, severe weather conditions, such as excessive heat or cold, may result in maintenance services being omitted for part of a season or beginning or ending earlier than anticipated, which could result in lost revenues or require additional services to be performed for which we may not receive corresponding incremental revenues. Variability in the frequency of which we must perform our services can affect the margins we realize on a given contract.

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

Climate change may increase in the frequency, duration and severity of extreme weather events and make weather patterns change or more difficult to predict. Such changes may impede our ability to provide services or make it difficult for us to anticipate customer demand. The uncertainties caused by weather conditions could negatively impact our ability to execute on our business strategy, which in turn could harm our business, financial condition, and results of operations. We have made certain commitments to mitigate against climate change, but it may take us longer than expected to meet these commitments, or we may not meet them at all.

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

With respect to our Development Services segment, a significant portion of our revenues are derived from development activities associated with new commercial real estate development, including hospitality and leisure, which has experienced periodic declines, some of which have been severe, including sustained declines associated with the COVID-19 pandemic. The strength of these markets depends on, among other things, housing starts, local occupancy rates, demand for commercial space, non-residential construction spending activity, business investment and general economic conditions, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit, consumer spending, consumer confidence and capital spending. During a downturn in the commercial real estate development industry, customers may decrease their spending on landscape development services by generally reducing the size and complexity of their new landscaping development projects. Additionally, when interest rates rise, there may be a decrease in the spending activities of our current and potential Development Services customers. Fluctuations in commercial real estate development markets could have an adverse effect on our business, financial position, results of operations or cash flows.

Our results of operations for our snow removal services depend primarily on the level, timing and location of snowfall. As a result, a decline in frequency or total amounts of snowfall in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to generate cash flow.

As a provider of snow removal services, our revenues are impacted by the frequency, amount, timing and location of snowfall in the regions in which we offer our services. A high number of snowfalls in a given season generally has a positive effect on the results of our operations. However, snowfall in the months of March, April, October and/or November could have a potentially adverse effect on ordinary course maintenance landscape services typically performed during those periods. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, Mid-Atlantic and Northeast regions of the United States) or a sustained period of reduced snowfall events in one or more of the geographic regions in which we operate will likely cause revenues from our snow removal services to decline in such year, which in turn may adversely affect our revenues, results of operations and cash flow. The regions that we service averaged 2,208.9 inches of annual snowfall in calendar year 2022, 2,600.0 inches of annual snowfall in calendar year 2021, and 3,020.4 inches of annual snowfall in calendar year 2020. In the past ten- and thirty-year periods, the regions that we service have averaged 2,889.6 inches and 2,971.4 inches of annual snowfall, respectively. However, there can be no assurance that these regions will receive seasonal snowfalls near their historical average in the future. Variability in the frequency and timing of snowfalls creates challenges associated with budgeting and forecasting for the Maintenance Services segment. Additionally, the effects of climate change may impact the frequency and total amounts of future snowfall, which could have a material adverse effect on our revenues, results of operations and cash flow.

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel and their ability to provide us with uninterrupted leadership and direction. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. In the last two years, we hired a new Chief Executive Officer and Chief Financial Officer, among other leadership changes. Our new Chief Executive Officer will be critical to executing on and achieving our vision, strategic direction, and business objectives. If we are unable to successfully integrate the new Chief Executive Officer into our leadership team, our operations and financial conditions may be adversely affected. The failure to retain our executive officers and other key personnel or a failure to provide adequate succession plans could have an adverse impact. The availability of highly qualified talent is limited, and the competition for talent is robust. A failure to efficiently or effectively replace executive management members or other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on our operations and implementation of our strategic plan.

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

The competition for talent and labor in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which may include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling and benefits, and increases in health care and workers’ compensation insurance costs. In light of the current challenging labor market conditions, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to pass on to our customers could materially adversely affect our business, financial condition, and results of operations. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 1,900 seasonal workers in fiscal year 2023 and approximately 2,100 in fiscal year 2022 through the H-2B visa program. If we are unable to hire sufficient numbers of seasonal workers, through the H-2B program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we could experience difficulty in delivering our services in a high-quality or timely manner and could experience increased recruiting, training and wage costs in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

As of September 30, 2023, we had approximately 21,000 employees, approximately 5% of which are represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, certain of the collective bargaining agreements we participate in require periodic contributions to multiemployer defined benefit pension plans. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from some or all of these plans as a result of our exiting certain markets or otherwise, and the relevant plans are underfunded, we may become subject to a withdrawal liability. The amount of these required contributions may be material.

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

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that these assets are impaired.

Accounting for our numerous historical acquisitions has resulted in the generation of various amounts of goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our segments based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill and indefinite lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2023, the net carrying value of goodwill and other intangible assets, net, represented $2,153.7 million, or 64.2% of our total assets. A future impairment, if any, could have a material adverse effect to our financial position or results of operations. See Note 7 “Intangible Assets, Goodwill and Acquisitions” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

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

While we attempt to comply with all applicable laws and regulations, there can be no assurance that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements or the loss of the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

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

The Biden administration has announced, and in certain cases has enacted, a number of tax proposals in the past three years to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which when implemented could have a material impact on our future results of operations and cash flows. Beginning in 2024, the Inflation Reduction Act of 2022 (“IRA”) will impose a 15% minimum tax on global adjusted financial statement income for corporations with three-year average annual adjusted financial statement income exceeding $1 billion. The IRA also imposes a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic corporations. The IRA also created a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries which may be applicable to our business. Certain provisions of the IRA became effective beginning in fiscal 2023. While we do not believe the IRA will have a direct negative impact on our business, the effects of the measures are unknown at this time.

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

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information of our customers, employees and third parties. Intentional or unintentional acts of customers, employees, and third parties, including unlawful or unauthorized activities by third parties, and failures in systems, software, encryption technology, or other tools may facilitate or result in a compromise or breach of these systems. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack, cyber-intrusion, ransomware attacks, phishing attempts or other social engineering attempts to fraudulently induce the transfer of company funds, including by computer hackers, foreign governments and cyber terrorists. Geopolitical instability, including overseas conflicts, may increase the risk that we will experience cyber-attacks or cyber-intrusions. Any unauthorized disclosure of confidential information could damage our reputation, interrupt our operations and could result in a violation of applicable laws, regulations, industry standards or agreements and potentially subject us to costs, penalties and liabilities. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flow. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs incurred will be fully insured.

Our failure to comply with data privacy regulations could adversely affect our business.

There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in most jurisdictions in which we operate. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability and/or reputational damage. Recently, various U.S. states have enacted stringent consumer privacy laws. Continued state by state introduction of privacy laws could lead to significantly greater complexity in our compliance requirements, which could result in increased compliance costs, complaints from data subjects and/or action from regulators. If we do not provide sufficient resources to ensure we are able to respond, adapt and implement the necessary requirements to respond to the changing data privacy landscape, which could include federal data privacy requirements in the US, we could face exposure to fines levied by regulators, which could have a significant financial impact on our business.

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

We have a significant amount of indebtedness. As of September 30, 2023, after prepaying approximately $450.0 million of our indebtedness under our credit agreement dated December 18, 2013 (as amended, the “Credit Agreement”), we had total indebtedness of $888.1 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $257.4 million and $81.6 million, respectively. See Note 9 “Long-term Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Our variable rate indebtedness subjects us to interest rate risk, which has caused our interest expense to increase significantly.

Borrowings under our Credit Agreement and Receivables Financing Agreement are at variable rates of interest and expose us to interest rate risk. Recent increases in interest rates have resulted in increases to the cost of servicing our debt under our Credit Agreement and Receivables Financing Agreement. For the year ended September 30, 2023, our interest expense was $97.4 million, compared to $53.3 million for the year ended September 30, 2022. Moreover, borrowings under our Credit Agreement and Receivables Financing Agreement bear interest at a rate per annum based on a secured overnight financing rate (SOFR), plus a margin. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, our ability to refinance some or all of our existing indebtedness may be impacted and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

We and our subsidiaries may incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could exacerbate the risks to our financial condition described above.

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

Risks Related to Ownership of Our Common Stock

Future sales, or the perception of future sales, of equity securities by us or our affiliates, could cause the market price for our common stock to decline.

Our employees, directors, officers and affiliates, including KKR BrightView Aggregator L.P. (“KKR”) and Birch-OR Equity Holdings, LLC and Birch Equity Holdings, LP (together, “One Rock” and, collectively with KKR, the “Affiliated Investors”), hold substantial amounts of shares of our common stock and all of our outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which is convertible into shares of our common stock. As of September 30, 2023, these stockholders held approximately 51,757,843 shares of our common stock and 500,000 shares of our Series A Preferred Stock, which represents, in the aggregate, approximately 71.6% of the combined voting power of our outstanding shares of preferred stock and common stock. Sales of a substantial number of shares of our common stock in the public market by these stockholders, or the perception that such sales could occur, could substantially decrease the market price of our common stock. Conversion of a substantial number of shares of the Series A Preferred Stock into shares of our common stock, or the perception that such conversion could occur, could also decrease the market price of our common stock. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

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

KKR and One Rock have the ability to exert significant influence over us and their interests may conflict with ours or yours in the future.

As of September 30, 2023, the Affiliated Investors beneficially own approximately 71.6% of the combined voting power of our outstanding shares of preferred stock and common stock. As a result, the Affiliated Investors have the ability to influence the election of our directors and the outcome of other corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. Additionally, four members of our Board of Directors are affiliated with certain of the Affiliated Investors and so the Affiliated Investors also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders, including a change in control of the Company, or that could be disadvantageous to our shareholders with interests different from our Affiliated Investors. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The Affiliated Investors and their respective affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of KKR, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR or One Rock and their respective affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

These provisions provide for, among other things, our Board of Directors to issue one or more series of preferred stock; advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; certain limitations on convening special stockholder meetings; the removal of directors only upon the affirmative vote of the holders of at least 66 2⁄3% of the shares of common stock entitled to vote generally in the election of directors if KKR and its affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors. In addition, certain provisions of our certificate of incorporation and bylaws may be amended only by the affirmative vote of at least 66 2⁄3% of shares of common stock entitled to vote generally in the election of directors if KKR and its affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors. These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

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

On August 28, 2023, we issued 500,000 shares of Series A Preferred Stock to One Rock for an aggregate purchase price of $500 million. The holders of Series A Preferred Stock may have different interests from the holders of our common stock and could vote their shares in a manner deemed adverse to the holders of our common stock. Future issuances of preferred stock or the future designation of additional series of preferred stock could also adversely affect holders of our common stock.

Holders of the Series A Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of the Series A Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock.

The holders of Series A Preferred Stock vote on an “as-converted” basis with the holders of our common stock on all matters brought before the holders of our common stock. Holders of the Series A Preferred Stock will also be entitled to a separate class vote with respect to, among other things, the election of directors that the holders of the Series A Preferred Stock are entitled to designate under the Certificate of Designations of the Series A Preferred Stock, amendments to the Company’s organizational documents that have an adverse effect on the Series A Preferred Stock, authorizations or issuances by the Company of securities that are senior to, or equal in priority with, the Series A Preferred Stock, increases or decreases in the number of authorized shares of Series A Preferred Stock, certain mergers or consolidations of the Company and certain restricted acquisitions. As a result, the holders of Series A Preferred Stock may vote in a manner that is deemed adverse to holders of our common stock.

The dividend and liquidation rights of the Series A Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.

The shares of Series A Preferred Stock are entitled to a dividend at a rate of 7.0% per annum, compounding quarterly, paid in kind or paid in cash, at the Company’s election. Payment of dividends in cash may adversely affect our financial position while payment of dividends in kind may cause incremental dilution to holders of our common stock. In addition, these dividend obligations, as well as the rights of the Series A Preferred Stock on liquidation, are senior to the rights of our common stock, which could negatively affect the value of our common stock and impair our ability to raise additional capital. At any time following the fourth (4th) anniversary of the issuance of the Series A Preferred Stock, the Company may redeem some or all of the Series A Preferred Stock which may require us to make a significant cash payment. Our Series A Preferred Stock, if not converted into common stock, will also be senior to our common stock in distribution and liquidation if such shares are not converted into common stock, which could negatively affect the value of our common stock and impair our ability to raise additional capital.

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

Our business, financial condition and results of operations have been, and could in the future be, adversely affected by a pandemic, epidemic or other public health emergency.

The COVID-19 pandemic profoundly and adversely affected worldwide economic activity and caused disruptions to our business and operations as a result of social distancing measures, construction delays impacting our development services, decreased consumer spending on certain ancillary landscape services, restrictions on or consumer reluctance to travel and labor shortages as a result of illness and possible delays in H2-B visa processing in connection with government orders and regulations related to immigration.

Another pandemic, including a new COVID-19 variant, or other public health emergency, together with preventative measures taken to contain or mitigate such crises, could adversely impact our results of operations and financial conditions. In addition, a pandemic or other public health emergency could impact the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, labor supply and costs, and interest rates. Any pandemic or other public health emergency could also amplify the other risks and uncertainties described in this Annual Report on Form 10-K. We cannot reasonably predict the ultimate impact of any pandemic or other public health emergency, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread, the impact of governmental regulations that may be imposed in response, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, including against emerging variants of the infectious disease, and global economic conditions.

We face risks related to heightened inflation, geopolitical conflicts, recession, financial market disruptions and other economic conditions.

Customer and consumer demand for our services may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. In addition, if the U.S. economy enters a recession, we may experience a decline in demand for our services and may have to decrease prices, all of which could have a material adverse impact on our financial results. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. For example, the U.S. experienced significantly heightened inflationary pressures in 2022, which have continued into 2023. In addition, if the U.S. economy enters a recession in fiscal 2024, we may experience sales declines and may have to decrease prices for our services, all of which could have a material adverse impact on our business, financial condition, and results of operations. In addition, geopolitical conflicts, such as the current war in Ukraine, the Israel-Hamas war, or potential conflict between China and Taiwan and any related international response may exacerbate these inflationary pressures. Therefore, the recessionary risks discussed above and elsewhere in these risk factors are more pronounced in the current economic environment.

Failure to meet environmental, social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.

In recent years, there has been an increased focus from stakeholders, regulators and the public in general on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations, regulatory obligations, economic conditions and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

Meeting the ESG goals we have set and publicly disclosed will require significant resources and expenditures, and we may face pressure to make commitments, establish additional goals, and take actions to meet them beyond our current plans. If customers and potential customers are dissatisfied with our ESG goals or our progress towards meeting them, then they may choose not to buy our products and services, which could lead to reduced revenue, and our reputation could be harmed. In addition, with anti-ESG sentiment gaining momentum in some of our markets, we could experience reduced revenue and reputational harm if we are targeted by groups or influential individuals who disagree with our public positions on social or environmental issues. Additionally, lawsuits or regulatory actions based on allegations that certain public statements regarding ESG-related matters by companies are false and misleading “greenwashing” campaigns could significantly impact our operations and could have an adverse impact on our financial condition.

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

Our common stock has traded on the New York Stock Exchange, under the symbol “BV,” since June 2018. Since then, our common stock has been relatively thinly traded and at times been subject to price volatility. Recently, from October 1, 2022 to September 30, 2023, the closing price of our common stock on the New York Stock Exchange ranged from $5.17 to $9.17 per share. You may not be able to resell your shares at or above your purchase price due to various factors, including those described in this Risk Factors section. Some factors that may impact our stock price include: results of operations that vary from the expectations of securities analysts and investors or from those of our competitors; changes in expectations as to our future financial performance, including estimates and investment recommendations by securities analysts and investors; changes in market valuations, stock prices, or earnings and other announcements by peer companies or companies in the service sector; announcements by us, our competitors, and our suppliers related to significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments; investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives; the public’s response to press releases, SEC filings or other public announcements by us or third parties, including our filings with the SEC; guidance, if any, that we provide to the public, and any changes in or our failure to meet this guidance; and the development and sustainability of an active trading market for our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is a leased facility located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

We and our operating companies own and lease a variety of facilities primarily located in the United States, for branch and service center operations and for office, call center and storage space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than our headquarters listed above, used by each of our operating segments as of September 30, 2023. We believe that these facilities, when considered with our headquarters, are in good operating condition and suitable and adequate to support the current needs of our business.

Segment (1)	Owned Facilities	Leased Facilities
Maintenance Services	33	232
Development Services	3	18
Total	36	250

(1) 21 facilities are shared between our segments and each is counted once, in the Maintenance Services segment, to avoid double counting.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BV” on June 28, 2018. Prior to that time, there was no public market for our common stock. As of September 30, 2023 there were 282 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. We did not declare or pay dividends to the holders of our common stock in the fiscal year ended September 30, 2023.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities in fiscal year 2023 that have not been previously reported on a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Company Repurchases of Equity Securities

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Russell 2000 (“R2000”) Index and the Russell 2500 Waste & Disposal Services (“R2500 Services”) Index from September 30, 2018 through September 30, 2023. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the R2000 Index and the R2500 Services Index assumes any dividends were reinvested on the date paid. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
9/30/18
9/30/19
9/30/20
9/30/21
9/30/22
9/30/23
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

This section of this Form 10-K generally discusses the fiscal years ended September 30, 2023 and 2022 items and year to year comparisons between the fiscal years ended September 30, 2023 and 2022. The discussion around results of operations for the fiscal year ended September 30, 2022 and a comparison of our results for the fiscal years ended September 30, 2022 and 2021 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022 and is incorporated by reference herein (Fiscal Year Ended September 30, 2022 10-K).

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 5 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 280 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

Our Segments

We report our results of operations through two reportable segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 36 U.S. states and, through our qualified service partner network, we are able to efficiently provide nationwide coverage in all 50 U.S. states.

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

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships, non-compete agreements and trademarks. The corresponding intangible assets were originally recognized in connection with the KKR and ValleyCrest Acquisitions, as well as from subsequent acquisitions.

Other Expense

Other expense consists primarily of losses on debt extinguishment and gains and losses related to investments held in Rabbi Trust.

Interest Expense

Interest expense relates primarily to our long term debt. See Note 9 “Long-term Debt” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K.

Income Tax Expense

Income tax expense includes U.S. federal, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax credits and certain nondeductible expenses. Our effective tax rate may vary from period to period based on recurring and nonrecurring factors including, but not limited to the geographical distribution of our pre-tax earnings, changes in the tax rates of different jurisdictions, the availability of tax credits and nondeductible items. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the period of the change.

Dividends on Series A Convertible Preferred Shares

The Series A Convertible Preferred Stock is entitled to dividends at a rate of 7.0% per annum, compounding quarterly. These dividends can be paid in kind or paid in cash, at the Company’s election.

How We Assess the Performance of our Business

We manage operations through the two operating segments described above. In addition to our GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”), Adjusted Weighted Average Number of Common Shares Outstanding, and Free Cash Flow.

We believe Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted Weighted Average Number of Common Shares Outstanding are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net (loss) income before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net Income is defined as net (loss) income including interest and depreciation, and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. We define Adjusted Earnings per Share as Adjusted Net Income divided by the Adjusted Weighted Average Number of Common Shares Outstanding. We define Adjusted Weighted Average Number of Common Shares Outstanding as the weighted average number of common shares outstanding used in the calculation of basic earnings per share plus shares of common stock related to the Series A Preferred Stock on an as-converted basis, assumed to be converted for the entire period. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted Weighted Average Number of Common Shares Outstanding are appropriate to provide additional information to investors about certain material non-cash or non-recurring items that we do not expect to continue at the same level in the future.

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

Management regularly uses these measures as tools in evaluating our operating performance, financial performance and liquidity, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and capital investments. Management uses Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Weighted Average Number of Common Shares Outstanding and Free Cash Flow to supplement comparable GAAP measures in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. In addition, we believe that Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Weighted Average Number of Common Shares Outstanding and Free Cash Flow are frequently used by investors and other interested parties in the evaluation of issuers, many of which also present Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Weighted Average Number of Common Shares Outstanding and Free Cash Flow when reporting their results in an effort to facilitate an understanding of their operating and financial results and liquidity. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are provided in addition to, and should not be considered as alternatives to, net (loss) income or any other performance measure derived in accordance with GAAP. Adjusted Weighted Average Number of Common Shares Outstanding is provided in addition to, and should not be considered as an alternative to, weighted average number of common shares outstanding – basic or any other performance measure derived in accordance with GAAP. Free Cash Flow is provided in addition to, and should not be considered as an alternative to, cash flow from operating activities or any other measure derived in accordance with GAAP as a measure of our liquidity. Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Adjusted Weighted Average Number of Common Shares Outstanding and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

We have a significant presence in geographies that have a year-round growing season, which we refer to as our evergreen markets. Such markets require landscape maintenance services twelve months per year. In markets that do not have a year-round growing season, which we refer to as our seasonal markets, the demand for our landscape maintenance services decreases during the winter months. Typically, our revenues and net income have been higher in the spring and summer seasons, which correspond with the third and fourth quarters of our fiscal year ended September 30. The lower level of activity in seasonal markets during our first and second fiscal quarters is partially offset by revenue from our snow removal services. Such seasonality causes our results of operations to vary from quarter to quarter.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the fiscal year ended September 30, 2023, the Company acquired three businesses and paid approximately $13.8 million in aggregate consideration, net of cash acquired. We incurred $6.2 million of integration costs during the fiscal year ended September 30, 2023, of which $5.2 million related to acquisitions completed prior to fiscal 2023 and $1.0 million related to acquisitions completed during fiscal 2023. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Fiscal Year Ended September 30,
(In millions)	2023	2022
Net service revenues	$2,816.0	$2,774.6
Cost of services provided	2,137.1	2,099.8
Gross profit	678.9	674.8
Selling, general and administrative expense	533.4	534.9
Amortization expense	44.5	51.5
Income from operations	101.0	88.4
Other expense	6.7	15.5
Interest expense	97.4	53.3
(Loss) income before income taxes	(3.1)	19.6
Income tax expense	4.6	5.6
Net (loss) income	$(7.7)	$14.0
Less: dividends on Series A convertible preferred shares	3.2	—
Net (loss) income attributable to common stockholders	$(10.9)	$14.0
(Loss) earnings per share:
Basic and diluted (loss) earnings per share	$(0.12)	$0.14
Adjusted EBITDA(1)	$298.7	$287.9
Adjusted Net Income (1)	$61.4	$100.9
Cash flows from operating activities	$129.9	$106.9
Free Cash Flow(1)	$80.2	$6.7

(1) See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal Year Ended September 30, 2023 compared to Fiscal Year Ended September 30, 2022

Net Service Revenues

Net service revenues for the fiscal year ended September 30, 2023 increased $41.4 million, or 1.5%, to $2,816.0 million, from $2,774.6 million in the 2022 period. The increase was driven by an increase in Development Services revenues of $59.2 million, partially offset by a decrease in Maintenance Services revenues of $15.5 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the fiscal year ended September 30, 2023 increased $4.1 million, or 0.6%, to $678.9 million, from $674.8 million in the 2022 period. The increase in gross profit was driven by the increase in net service revenues described above and a decrease in subcontractor costs. These increases were partially offset by increases in labor and materials costs as well as depreciation. Gross margin decreased 20 basis points to 24.1% for the fiscal year ended September 30, 2023, from 24.3% in the 2022 period. The relatively consistent gross margin was driven by the largely offsetting impacts of increases in labor costs, depreciation and materials costs as percentages of revenue and a decrease in subcontractor costs as a percentage of revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense for the fiscal year ended September 30, 2023 decreased $1.5 million, or 0.3%, to $533.4 million, from $534.9 million in the 2022 period. The decrease was driven principally by a decrease in COVID-19 related expenses during the period and the impact of the disposal of corporate assets, partially offset by increases in compensation-related costs and the impact of acquisitions. As a percentage of revenue, selling, general and administrative expense decreased 40 basis points for the fiscal year ended September 30, 2023 to 18.9%, from 19.3% in the 2022 period.

Amortization Expense

Amortization expense for the fiscal year ended September 30, 2023 decreased $7.0 million, or 13.6%, to $44.5 million, from $51.5 million in the 2022 period. The decrease was principally due to a $5.0 million decrease in the amortization of historical intangible assets recognized in connection with the KKR and ValleyCrest Acquisitions, based on the pattern consistent with expected future cash flows calculated at that time, and a $2.0 million decrease in amortization expense for intangible assets recognized in connection with businesses acquired subsequent to the ValleyCrest Acquisition.

Other Expense

Other expense was $6.7 million for the fiscal year ended September 30, 2023 compared to $15.5 million in the 2022 period. The $8.8 million decrease in expense was driven principally by the losses on the extinguishment of debt incurred in connection with the repayment of a portion of the Series B Term Loan on August 28, 2023 in comparison to the losses on the extinguishment of debt incurred in connection with the April 22, 2022 amendment to our credit agreement as well as the change in value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the fiscal year ended September 30, 2023 increased $44.1 million, or 82.7%, to $97.4 million, from $53.3 million in the 2022 period. The increase was driven principally by increased interest rates, partially offset by the impact of interest rate derivative contracts.

Income Tax Expense

For the fiscal year ended September 30, 2023, income tax expense decreased $1.0 million, or 17.9%, to $4.6 million, compared to $5.6 million in the 2022 period. The change in income tax expense is primarily attributable to the change in the Company’s pretax loss of $3.1 million in the current period compared to pretax income of $19.6 million in the 2022 period, partially offset by the state valuation allowance recorded in the current period on separate state net operating loss and business interest expense carryforwards.

Net (Loss) Income

For the fiscal year ended September 30, 2023, net income decreased by $21.7 million, to a net loss of $7.7 million, from net income of $14.0 million in the 2022 period. The decrease in net income was primarily due to the changes noted above.

Dividends on Series A Convertible Preferred Shares

For the fiscal year ended September 30, 2023, Dividends on Series A Convertible Preferred Shares were $3.2 million. The dividends on the Series A Convertible Preferred Stock were paid in kind and are attributable to the August 28, 2023 Investment Agreement.

Adjusted EBITDA

Adjusted EBITDA increased $10.8 million for the fiscal year ended September 30, 2023, to $298.7 million, from $287.9 million in the 2022 period. Adjusted EBITDA as a percentage of revenue was 10.6% and 10.4% for the fiscal years ended September 30, 2023 and 2022, respectively. The increase in Adjusted EBITDA was principally driven by an increase of $9.1 million, or 12.3% in Development Services Segment Adjusted EBITDA, partially offset by a decrease of $0.9 million, or 0.3% in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the fiscal year ended September 30, 2023 decreased $39.5 million to $61.4 million, from $100.9 million in the 2022 period due to the changes noted above.

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

Segment Results for the Fiscal Years Ended September 30, 2023 and 2022

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2023	2022	2023 vs. 2022
Net Service Revenues	$2,066.5	$2,082.0	(0.7)%
Segment Adjusted EBITDA	$277.9	$278.8	(0.3)%
Segment Adjusted EBITDA Margin	13.4%	13.4%	- bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the fiscal year ended September 30, 2023 decreased by $15.5 million, or 0.7%, compared to the 2022 period. The decrease was driven by a decrease of $47.3 million in snow removal services due to lower snowfall, net of $15.6 million from acquired businesses. Partially offsetting this was a $31.8 million increase in landscape services revenue consisting of a $34.1 million contribution from acquired businesses and a decrease of $2.3 million, or 0.1%, in underlying commercial landscape services.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2023 decreased $0.9 million, to $277.9 million, compared to $278.8 million in the 2022 period. Segment Adjusted EBITDA Margin was 13.4% in each of the fiscal years ended September 30, 2023 and 2022. The relatively flat Segment Adjusted EBITDA had offsetting impacts from the decrease in Maintenance Services Segment revenues described above and disciplined management of labor and materials costs as well as lower fuel costs.

Development Services Segment Results

	Fiscal Year Ended September 30,		Percent Change
(In millions)	2023	2022	2023 vs. 2022
Net Service Revenues	$758.0	$698.8	8.5%
Segment Adjusted EBITDA	$82.8	$73.7	12.3%
Segment Adjusted EBITDA Margin	10.9%	10.5%	40 bps

Development Services Net Service Revenues

Development Services net service revenues for the fiscal year ended September 30, 2023 increased $59.2 million, or 8.5%, compared to the 2022 period. The increase was principally driven by an increase of $47.8 million due to additional project volumes combined with an $11.4 million contribution from acquired businesses.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2023 increased $9.1 million, to $82.8 million, compared to $73.7 million in the 2022 period. Segment Adjusted EBITDA Margin increased 40 basis points, to 10.9% for the period from 10.5% in the 2022 period. Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin increased principally due to the increase in revenues described above coupled with lower materials costs as a percentage of revenue, partially offset by the mix of labor compared to the prior period.

Non-GAAP Financial Measures

Set forth below are the reconciliations of net income to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow.

	Fiscal Year Ended September 30,
(in millions)	2023	2022
Adjusted EBITDA
Net (loss) income	$(7.7)	$14.0
Plus:
Interest expense, net	97.4	53.3
Income tax expense	4.6	5.6
Depreciation expense	105.2	98.9
Amortization expense	44.5	51.5
Business transformation and integration costs (a)	23.7	21.5
Offering-related expenses (b)	—	0.1
Equity-based compensation (c)	22.3	19.0
COVID-19 related expenses (d)	0.4	11.4
Debt extinguishment (e)	8.3	12.6
Adjusted EBITDA	$298.7	$287.9
Adjusted Net Income
Net (loss) income	(7.7)	14.0
Plus:
Amortization expense	44.5	51.5
Business transformation and integration costs (a)	23.7	21.5
Offering-related expenses (b)	—	0.1
Equity-based compensation (c)	22.3	19.0
COVID-19 related expenses (d)	0.4	11.4
Debt extinguishment (e)	8.3	12.6
Income tax adjustment (f)	(30.1)	(29.2)
Adjusted Net Income	$61.4	$100.9
Free Cash Flow
Cash flows from operating activities	$129.9	$106.9
Minus:
Capital expenditures	71.3	107.3
Plus:
Proceeds from sale of property and equipment	21.6	7.1
Free Cash Flow	$80.2	$6.7

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation and other costs.

	Fiscal Year Ended September 30,
(in millions)	2023	2022
Severance and related costs (g)	$8.9	$1.6
Business integration (h)	6.2	8.2
IT infrastructure, transformation, and other (i)	8.6	11.7
Business transformation and integration costs	$23.7	$21.5

(b)
Represents transaction related expenses incurred for completed or contemplated subsequent registration statements.
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
(e)
Represents losses on the extinguishment of debt related to Amendments No. 7 and No. 6 to the Credit Agreement, in the fiscal years ended September 30, 2023 and 2022, respectively, and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.
(f)
Represents the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items, which collectively result in an increase or decrease in income tax. The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.

	Fiscal Year Ended September 30,
(in millions)	2023	2022
Tax impact of pre-tax income adjustments	$34.1	$29.4
Discrete tax items	(4.0)	(0.2)
Income tax adjustment	$30.1	$29.2

(g)
Represents severance and related costs including expenses incurred in connection with the Company’s CEO transition.
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

	September 30,
(In millions)	2023	2022
Cash and cash equivalents	$67.0	$20.1
Short-term borrowings and current maturities of long-term debt	$—	$12
Long-term debt	$888.1	$1,330.7
Total debt	$888.1	$1,342.7

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

The Company is party to the Investment Agreement dated August 28, 2023, pursuant to which the Company issued and sold, in a private placement, an aggregate of 500,000 shares of the Company’s Series A Convertible Preferred Stock, for an aggregate purchase price of $500.0 million. The Series A Convertible Preferred Stock is entitled to dividends at a rate of 7.0% per annum, compounding quarterly, paid in kind or paid in cash, at the Company’s election.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Fiscal Year Ended September 30,
(In millions)	2023	2022
Operating activities	$129.9	$106.9
Investing activities	$(61.4)	$(193.7)
Financing activities	$(21.6)	$(16.8)
Free Cash Flow (1)	$80.2	$6.7

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended September 30, 2023 increased $23.0 million, to $129.9 million, from $106.9 million in the 2022 period. This increase was due to a decrease in cash used by accounts payable and other operating liabilities and an increase in cash provided by other operating assets. This was partially offset by an increase in cash used by accounts receivable and an increase in net loss.

Cash Flows used in Investing Activities

Net cash used in investing activities was $61.4 million in the fiscal year ended September 30, 2023, a decrease of $132.3 million compared to $193.7 million for the 2022 period. The decrease in free cash flows was driven by a decrease of $79.3 million in cash used for acquisitions, a decrease of $36.0 million in capital expenditures and an increase of $14.5 million in proceeds from the sale of property and equipment in comparison to the 2022 period.

Cash Flows used in Financing Activities

Net cash used in financing activities of $21.6 million for the fiscal year ended September 30, 2023 included repayments of our Receivables Financing Agreement of $554.5 million, repayments of our Series B Term Loan of $459.0 million, repayments of our Revolving Credit Facility of $33.5 million, repayments of finance lease obligations of $27.6 million and contingent business acquisition payments of $22.1 million. These payments were partially offset by $549.5 million of proceeds from our Receivables Financing Agreement, net of issuance costs, $495.0 million of proceeds from issuance of our Series A preferred stock, net of issuance costs and $33.5 million of proceeds from our Revolving Credit Facility.

Free Cash Flow

Free Cash Flow increased $73.5 million to $80.2 million for the fiscal year ended September 30, 2023 from $6.7 million in the 2022 period. The increase in Free Cash Flow was due to an increase in net cash provided by operating activities coupled with a decrease in cash used for capital expenditures, each as described above.

Working Capital

(In millions)	September 30, 2023	September 30, 2022
Net Working Capital:
Current assets	$742.1	$677.1
Less: Current liabilities	466.7	488.4
Net working capital	$275.4	$188.7

Net working capital is defined as current assets less current liabilities. Net working capital increased $86.7 million, to $275.4 million, at September 30, 2023, from $188.7 million at September 30, 2022, primarily driven by increases in cash and cash equivalents of $46.9 million, accounts receivable, net of $44.7 million and unbilled revenue of $13.3 million coupled with decreases in accounts payable of $15.0 million, accrued expenses and other current liabilities of $13.3 million and current portion of long-term debt of $12.0 million. This was partially offset by a decrease in other current assets of $39.9 million coupled with increases in the current portion of self-insurance reserves of $9.2 million and deferred revenue of $8.9 million.

Description of Indebtedness

Series B Term Loan due 2029

On April 22, 2022, the Company entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement was amended to provide for: (i) a $1,200.0 million seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 million five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of either 3.25% or 3.00% or a base rate (“ABR”) plus a margin of either 2.25% or 2.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively, with the margin on the Series B Term Loan determined based on the Company’s first lien net leverage ratio. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s Amended Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $12.6 million due to accelerated amortization of deferred financing fees and original issue discount included in the Other expense (income) line of the Consolidated Statements of Operations for the year ended September 30, 2022. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%.

On August 28, 2023, the Company voluntarily repaid $450.0 million of the amount outstanding under the Company’s Amendment Agreement. As a result of the voluntary repayment of the amount outstanding under the Amendment Agreement, the Company recorded a loss on debt extinguishment of $8.3 million due to accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties. The loss on debt extinguishment is included in the Other expense (income) line of the Consolidated Statements of Operations for the year ended September 30, 2023.

On August 31, 2023, the Company entered into Amendment No. 7 to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment (i) amends the definition of “Permitted Holders” to include Birch Equity Holdings, LP, a Delaware limited partnership, Birch-OR Equity Holdings, LLC, a Delaware limited liability company and One Rock Capital Partners, LLC and (ii) provides for a 1.00% prepayment premium for voluntary prepayments made in connection with repricing transactions or amendments made where the primary purpose of which is to decrease the effective yield, and which shall be applicable until six months after entering into the Credit Agreement Amendment.

Debt repayments for the Series B Term Loan totaled $459.0 million and $1,006.3 million for the fiscal years ended September 30, 2023 and September 30, 2022, respectively.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Amended Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any required payment due for the periods ended September 30, 2023, September 30, 2022, and September 30, 2021.

Revolving credit facility

The Company has a five-year $300 million revolving credit facility that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50%, or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2023 and September 30, 2022. There were $33.5 million borrowings under the facility during the year ended September 30, 2023, of which, $33.5 million were repaid during the same period. There were $165.0 million borrowings under the facility during the year ended September 30, 2022, of which, $165.0 million were repaid during the same period. There is a quarterly commitment fee equal to either 1⁄4 of 1% or 3/8 of 1% of the unused balance of the Revolving Credit Facility depending on the Company’s first lien net leverage ratio. The Company had $42.6 million and $49.1 million of letters of credits issued and outstanding as of September 30, 2023 and September 30, 2022, respectively. The weighted average interest rate on the Revolving Credit Facility was 6.9% and 2.3% for the years ended September 30, 2023 and September 30, 2022, respectively.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement. On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the “Third Amendment”) which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0 million. On August 31, 2023, the Company, entered into the Fourth Amendment to the Receivables Financing Agreement (the “Fourth Amendment”), which amends the definition of “Permitted Holders” to align with the definition of “Permitted Holders” under the Credit Agreement Amendment, as of the date of the closing of the Receivables Financing Amendment described above. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2023, the Company borrowed $549.5 million against the capacity and voluntarily repaid $554.5 million. During the year ended September 30, 2022, the Company borrowed $392.0 million against the capacity and voluntarily repaid $374.4 million.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 140-170 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.4% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 6.3% and 2.4% for the years ended September 30, 2023 and September 30, 2022, respectively.

For additional information on our material indebtedness, including our First Lien Term Loans, Series B Term Loans and Revolving Credit Facility and our outstanding borrowings under the Receivables Financing Agreement, see Note 9 “Long-term Debt” in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of September 30, 2023, September 30, 2022, and September 30, 2021, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

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

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms of one month up to 10.4 years. See Note 12 “Leases” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information, including the maturity schedule of future principal and interest payments associated with our finance and operating lease portfolios.

Purchase obligations include commitments for various products and services made in the normal course of business to meet operational requirements, including the procurement of capital assets. As of September 30, 2023 the Company had $51.9 million of operational purchase obligations, with $40.8 million payable within twelve months. These purchase obligation amounts represent only those items for which we are contractually obligated as of September 30, 2023.

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

Based on our most recent annual analysis as of July 1, 2023, the fair values for all three of our reporting units exceeded the carrying values, and therefore no indicators of impairment existed for those three reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 4.7%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. As of September 30, 2023, there was $1,797.6 million of goodwill recorded related to the Maintenance reporting unit. See Note 7 “Intangible Assets, Goodwill and Acquisitions” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information.

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

Risk Management and Insurance

We carry general liability, auto liability, workers’ compensation and employee health care insurance policies. In addition, we carry other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. Our insurance programs for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. We use estimates in the determination of the required accrued self-insured claims. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. We adjust our estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe our recorded obligations for these expenses are consistently measured. Nevertheless, changes in healthcare costs, accident frequency and claim severity can materially affect the estimates for these liabilities.

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

We use a Monte Carlo simulation to estimate the fair value of performance stock units subject to a market condition that are granted to employees. This model requires certain assumptions including the risk-free interest rate and the number of shares expected to vest. The number of shares expected to vest represents the expected achievement of certain performance conditions. Our vesting price is the stock price on the date in which shares were granted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk as a result of our variable rate borrowings. We manage our exposure to interest rate risk by using pay-fixed interest rate swap and collar contracts as cash flow hedges of a portion of our variable rate debt. We have historically targeted hedging between 30% and 50% of the principal amount outstanding under our Series B Term Loan.

As of September 30, 2023, we had variable rate debt outstanding of $894.7 million at a weighted average interest rate of 7.5% for the year ended September 30, 2023, excluding the impact of our outstanding hedge agreements. Substantially all of our outstanding variable rate debt was incurred under the Amended Credit Agreement and the Receivables Financing Agreement. Each of these loans bears interest based on SOFR plus a spread.

We use interest rate swap and collar contracts to offset our exposure to interest rate movements. These outstanding interest rate contracts qualify and are designated as cash flow hedges of forecasted SOFR-based interest payments. At September 30, 2023, we were a fixed rate payer on fixed-floating interest rate swap and collar contracts that effectively fixed (swap) or limited (collar) the SOFR-based index used to determine the interest rates charged on our SOFR-based variable rate borrowings. See Note 10 “Fair Value Measurements and Derivative Instruments” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Based on the debt outstanding and hedge contracts in place for the year ended September 30, 2023, a 100 basis point change in interest rates on our variable rate debt would result in a change to our fiscal 2023 interest expense by approximately $5.7 million inclusive of the impact from the active hedge contracts. Actual interest rates could change significantly more than 100 bps.

Commodity Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet and mowers in the delivery of services to our customers. We purchase our fuel at prevailing market prices. We manage our exposure through the execution of a documented hedging strategy. We have historically entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices when appropriate. We did not have any open fuel-based derivative instruments during the year-ended September 30, 2023.

During the year ended September 30, 2023 we purchased approximately 18.8 million gallons of fuel. A ten percent change in fuel prices would have resulted in a change of approximately $7.6 million in our annual fuel cost.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain disclosure controls and procedures, which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Refer to “Opinion on Internal Control over Financial Reporting” on page F-4 herein.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 18, 2024.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 18, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 18, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 18, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 18, 2024.

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

3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
4.1

Stockholders Agreement, dated as of June 27, 2018, among BrightView Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)

4.2

KKR Waiver of Rights Letter, dated as of August 28, 2023, delivered by KKR BrightView Aggregator L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

4.3

Second Amended and Restated Limited Partnership Agreement of BrightView Parent, L.P., dated June 30, 2014, by and among BrightView GP I, LLC and the other parties party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

4.4

Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of BrightView Parent, L.P., dated July 5, 2016, by BrightView GP I, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

4.5

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of BrightView Parent L.P., dated as of June 27, 2018, by and among BrightView GP I, LLC and BrightView Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)

4.6*	Description of the Company’s Securities
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
10.6

Amended and Restated Joinder Agreement, dated as of June 30, 2014, by and among Jefferies Finance LLC, MIHI, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, Nomura Corporate Funding Americas, LLC, and KKR Corporate Lending LLC, Garden Merger Sub, LLC, as borrower, Morgan Stanley Bank, N.A., as a letter of credit issuer and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.7

First Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.8

First Lien Security Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.9

First Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, each of the subsidiary pledgors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.10

Grant of Security Interest in Trademark Rights, dated as of December 18, 2013, by The Brickman Group Ltd. LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.11

Receivables Financing Agreement, dated as of April 28, 2017, by and among BrightView Funding LLC, BrightView Landscapes, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the persons from time to time party thereto as lenders and LC participant (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.12

First Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 21, 2019, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.13

Second Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 19, 2021, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021)

10.14

Third Amendment to the Receivables Financing Agreement, including Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of June 22, 2022, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022)

10.15

Fourth Amendment to the Receivables Financing, dated as of August 31, 2023, by and among BrightView Landscapes, LLC, BrightView Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023)

10.16

Joinder to the Receivables Financing Agreement, dated as of May 2, 2023, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.17

Second Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Tree Company, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2020)

10.18

Third Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Puerto Rico, LLC, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2020)

10.19

Fourth Amendment to the Purchase and Sale Agreement, dated as of November 23, 2020, by and among BrightView Landscapes, LLC, as servicer, Metheny Commercial Lawn Maintenance, INC., as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)

10.20

Fifth Amendment to the Purchase and Sale Agreement, dated as of December 22, 2021, by and among BrightView Landscapes, LLC, as Servicer, BrightView Landscape Development, Inc., an Arizona corporation, as an Originator, BrightView Landscape Development, Inc., a Colorado corporation, as an Originator, various parties listed on the signature pages thereto as Originators and BrightView Funding LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2022)

10.21

Incremental Amendment and Amendment No. 4 to First Lien Credit Agreement, dated June 8, 2018, by and among JPMorgan Chase Bank N.A., BrightView Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.22

Amendment No. 5 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of August 15, 2018, by and among BrightView Holdings, Inc., BrightView Landscapes, LLC and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as successor Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2018)

10.23

Amendment No. 6 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of April 22, 2022, by and among the Company, the Borrower and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022)

10.24

Amendment No. 7 to Credit Agreement, dated as of August 31, 2023 by and among BrightView Landscapes, LLC, the other credit parties party thereto, the lenders or other financial institutions or entities party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023)

10.25

Investment Agreement, dated as of August 28, 2023, by and among BrightView Holdings, Inc., Birch Equity Holdings, LP and Birch-OR Equity Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.26

Registration Rights Agreement, dated as of August 28, 2023, by and among BrightView Holdings, Inc., Birch Equity Holdings, LP and Birch-OR Equity Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.27†	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.28†

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)

10.29†	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
10.30†	Amendment No. 1 to 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)
10.31†

Letter Agreement between BrightView Holdings, Inc. and Andrew V. Masterman (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.32†

Consulting and Separation Agreement, dated as of May 3, 2023, by and between Andrew V. Masterman and BrightView Landscapes, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023)

10.33†	Letter Agreement between BrightView Holdings, Inc. and Brett Urban (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)
10.34†

Separation and Transition Services Agreement, effective as of October 1, 2022, by and between BrightView Holdings, Inc. and John A. Feenan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)

10.35†

Letter Agreement between BrightView Holdings, Inc. and Thomas C. Donnelly (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.36†

Letter Agreement between BrightView Holdings, Inc. and Jonathan M. Gottsegen (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.37†	Form of Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)
10.38†

Form of Award Notice and Nonqualified Stock Option Agreement (Top-Up Option) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.39†

Form of BrightView Holdings, Inc. Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.40†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.41†	Form of Award Notice and Nonqualified Stock Option Agreement (2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.42†

Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019 Bonus Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)

10.43†

The BrightView Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020)

10.44†	BrightView Holdings, Inc. Executive Leadership Team Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020)
10.45†	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022)
10.46†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2022)
10.47†

Form of BrightView Holdings, Inc. Retention Restricted Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2022)

10.48†

Form of BrightView Holdings, Inc. Annual Performance Stock Unit Grant (FY2023) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023)

10.49†*	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2023)
10.50†

Interim Chief Executive Officer Agreement, dated as of May 3, 2023, by and between James R. Abrahamson and BrightView Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023)

10.51†

Restricted Stock Unit Grant Agreement, dated as of June 1, 2023, by and between James R. Abrahamson and BrightView Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023)

10.52†	Form of 2023 Retention Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023)
10.53†

Letter Agreement, effective October 1, 2023, by and between BrightView Holdings, Inc. and Dale A. Asplund (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.54†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)
10.55†

BrightView Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2023)

10.56†	Form of Inducement Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2023)
21.1*	Subsidiaries of BrightView Holdings, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1†*	BrightView Holdings, Inc. Clawback Policy, effective as of October 2, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2023	BrightView Holdings, Inc.

	By:	/s/ Dale A. Asplund
Dale A. Asplund
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dale A. Asplund	Chief Executive Officer, President and Director	November 16, 2023
Dale A. Asplund	(Principal Executive Officer)

/s/ Brett Urban	Executive Vice President and Chief Financial Officer	November 16, 2023
Brett Urban	(Principal Financial Officer)

/s/ Brian Jackson	Chief Accounting Officer	November 16, 2023
Brian Jackson	(Principal Accounting Officer)

/s/ Paul E. Raether	Chairman of Board of Directors	November 16, 2023
Paul E. Raether

/s/ James R. Abrahamson	Director	November 16, 2023
James R. Abrahamson

/s/ Kurtis Barker	Director	November 16, 2023
Kurtis Barker

/s/ Jane Okun Bomba	Director	November 16, 2023
Jane Okun Bomba

/s/ William Cornog	Director	November 16, 2023
William Cornog

/s/ Joshua Goldman	Director	November 16, 2023
Joshua Goldman

/s/ Frank Lopez	Director	November 16, 2023
Frank Lopez

/s/ Richard W. Roedel	Director	November 16, 2023
Richard W. Roedel

/s/ Mara Swan	Director	November 16, 2023
Mara Swan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	F-2

Consolidated Balance Sheets as of September 30, 2023 and September 30, 2022	F-5

Consolidated Statements of Operations for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021	F-6

Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2023, September 30, 2022, and September 30, 2021	F-7

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the fiscal years ended September 30, 2023, September 30, 2022, and September 30, 2021	F-8

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023, September 30, 2022, and September 30, 2021	F-9

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightView Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Maintenance Reporting Unit – Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value annually in the fourth quarter of each year using data as of July 1 of that year. Additionally, during the second quarter of fiscal 2023, the Company identified a triggering event from increases in interest rates and declines in the market price for its common stock. As a result, the Company performed an interim quantitative impairment test for the Maintenance reporting unit as of March 31, 2023. These tests required management to make significant estimates and assumptions related to long-term future growth rates, operating margins, discount rates and future economic and market conditions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Maintenance reporting unit as of the measurement dates of March 31, 2023 and July 1, 2023 exceeded the carrying value. Therefore, no impairment was recognized.

We identified the valuation of goodwill allocated to the Maintenance reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Maintenance reporting unit. Auditing the income approach fair value of this reporting unit involved a high degree of auditor judgment and an increased effort, which included the involvement of our fair value specialists, as it related to evaluating whether management’s significant estimates and assumptions related to long-term future growth rates, operating margins, discount rates and future economic and market conditions were appropriate.

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
•
With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term future growth rates and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rate selected by management.

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 16, 2023

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightView Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and related notes as of and for the year ended September 30, 2023, of the Company and our report dated November 16, 2023, expressed an unqualified opinion on those financial statements.

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

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 16, 2023

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In millions, except par value and share data)

	September 30, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$67.0	$20.1
Accounts receivable, net	442.3	397.6
Unbilled revenue	143.5	130.2
Other current assets	89.3	129.2
Total current assets	742.1	677.1
Property and equipment, net	315.2	328.3
Intangible assets, net	132.3	174.3
Goodwill	2,021.4	2,008.8
Operating lease assets	86.1	81.6
Other assets	55.1	35.4
Total assets	$3,352.2	$3,305.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$136.2	$151.2
Current portion of long-term debt	—	12.0
Deferred revenue	68.2	59.3
Current portion of self-insurance reserves	54.8	45.6
Accrued expenses and other current liabilities	180.2	193.5
Current portion of operating lease liabilities	27.3	26.8
Total current liabilities	466.7	488.4
Long-term debt, net	888.1	1,330.7
Deferred tax liabilities	51.1	68.6
Self-insurance reserves	105.1	101.1
Long-term operating lease liabilities	65.1	61.3
Other liabilities	34.6	38.6
Total liabilities	1,610.7	2,088.7
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 and no shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively, aggregate liquidation preference of $503.2 and $0 as of September 30, 2023 and September 30, 2022, respectively	498.2	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and September 30, 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 106,600,000 and 105,700,000 shares issued and 93,600,000 and 93,000,000 shares outstanding as of September 30, 2023 and September 30, 2022, respectively	1.1	1.1
Treasury stock, at cost; 13,000,000 and 12,700,000 shares as of September 30, 2023 and September 30, 2022, respectively	(170.4)	(168.2)
Additional paid-in capital	1,530.8	1,509.5
Accumulated deficit	(135.3)	(127.6)
Accumulated other comprehensive income	17.1	2.0
Total stockholders’ equity	1,243.3	1,216.8
Total liabilities, mezzanine equity and stockholders’ equity	$3,352.2	$3,305.5

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Net service revenues	$2,816.0	$2,774.6	$2,553.6
Cost of services provided	2,137.1	2,099.8	1,902.8
Gross profit	678.9	674.8	650.8
Selling, general and administrative expense	533.4	534.9	508.0
Amortization expense	44.5	51.5	52.3
Income from operations	101.0	88.4	90.5
Other expense (income)	6.7	15.5	(2.7)
Interest expense	97.4	53.3	42.3
(Loss) income before income taxes	(3.1)	19.6	50.9
Income tax expense	4.6	5.6	4.6
Net (loss) income	$(7.7)	$14.0	$46.3
Less: dividends on Series A convertible preferred shares	3.2	—	—
Net (loss) income attributable to common stockholders	$(10.9)	$14.0	$46.3
(Loss) earnings per share:
Basic and diluted (loss) earnings per share	$(0.12)	$0.14	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Net (loss) income	$(7.7)	$14.0	$46.3
Net derivative gains and other costs arising during the period, net of tax expense of $9.5; $1.7; and $0.8, respectively(1)	26.5	4.2	2.1
Reclassification of (gains) losses into net (loss) income, net of tax (expense) of $(3.8); $(0.3); and $(1.2), respectively	(11.4)	(0.7)	3.3
Other comprehensive income	15.1	3.5	5.4
Comprehensive income	$7.4	$17.5	$51.7
(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2020	104.9	$1.0	$1,467.8	$(187.9)	$(6.9)	$(2.5)	$1,271.5	—	$—
Net income	—	—	—	46.3	—	—	46.3	—	—
Other comprehensive income, net of tax	—	—	—	—	5.4	—	5.4	—	—
Capital contributions and issuance of common stock	0.3	0.1	1.6	—	—	—	1.7	—	—
Equity-based compensation	—	—	19.7	—	—	—	19.7	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(1.9)	(1.9)	—	—
Balance, September 30, 2021	105.2	1.1	1,489.1	(141.6)	(1.5)	(4.4)	1,342.7	—	—
Net income	—	—	—	14.0	—	—	14.0	—	—
Other comprehensive income, net of tax	—	—	—	—	3.5	—	3.5	—	—
Capital contributions and issuance of common stock	0.5	—	1.5	—	—	—	1.5	—	—
Equity-based compensation	—	—	18.9	—	—	—	18.9	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(163.8)	(163.8)	—	—
Balance, September 30, 2022	105.7	$1.1	$1,509.5	$(127.6)	$2.0	$(168.2)	$1,216.8	—	—
Net (loss)	—	—	—	(7.7)	—	—	(7.7)	—	—
Other comprehensive income, net of tax	—	—	—	—	15.1	—	15.1	—	—
Capital contributions and issuance of common stock	0.9	—	2.4	—	—	—	2.4	—	—
Equity-based compensation	—	—	22.1	—	—	—	22.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(2.2)	(2.2)		—
Issuance of Series A preferred stock, net of issuance costs	—	—	—	—	—	—	—	0.5	495.0
Dividends on Series A convertible preferred shares	—	—	(3.2)	—	—	—	(3.2)	—	3.2
Balance, September 30, 2023	106.6	$1.1	$1,530.8	$(135.3)	$17.1	$(170.4)	$1,243.3	0.5	$498.2

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(7.7)	$14.0	$46.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	105.2	98.9	84.7
Amortization of intangible assets	44.5	51.5	52.3
Amortization of financing costs and original issue discount	3.5	3.7	3.7
Loss on debt extinguishment	8.3	12.6	—
Deferred taxes	(21.5)	(6.6)	28.9
Equity-based compensation	22.1	18.9	19.7
Realized (gain) loss on hedges	(15.2)	(1.0)	4.6
Other non-cash activities, net	(5.3)	(1.7)	(4.1)
Change in operating assets and liabilities:
Accounts receivable	(52.6)	(6.3)	(41.9)
Unbilled and deferred revenue	(5.4)	(6.9)	(25.8)
Other operating assets	17.1	(10.5)	(28.4)
Accounts payable and other operating liabilities	36.9	(59.7)	8.4
Net cash provided by operating activities	129.9	106.9	148.4
Cash flows from investing activities:
Purchase of property and equipment	(71.3)	(107.3)	(61.2)
Proceeds from sale of property and equipment	21.6	7.1	9.5
Business acquisitions, net of cash acquired	(13.8)	(93.1)	(110.4)
Proceeds from divestitures	—	—	2.7
Other investing activities, net	2.1	(0.4)	0.7
Net cash (used) by investing activities	(61.4)	(193.7)	(158.7)
Cash flows from financing activities:
Repayments of finance lease obligations	(27.6)	(27.0)	(20.5)
Repayments of term loan	(459.0)	(1,006.3)	(10.4)
Repayments of receivables financing agreement	(554.5)	(374.4)	(24.6)
Repayments of revolving credit facility	(33.5)	(165.0)	—
Proceeds from term loan, net of issuance costs	—	1,180.1	—
Proceeds from receivables financing agreement, net of issuance costs	549.5	391.7	34.5
Proceeds from revolving credit facility	33.5	165.0	—
Debt issuance and prepayment costs	(1.8)	(4.6)	—
Proceeds from issuance of Series A preferred stock, net of issuance costs	495.0	—	—
Proceeds from issuance of common stock, net of share issuance costs	1.2	1.6	1.8
Repurchase of common stock and distributions	(2.2)	(163.8)	(1.9)
Contingent business acquisition payments	(22.1)	—	—
Other financing activities, net	(0.1)	(14.1)	(2.0)
Net cash (used) by financing activities	(21.6)	(16.8)	(23.1)
Net change in cash and cash equivalents	46.9	(103.6)	(33.4)
Cash and cash equivalents, beginning of period	20.1	123.7	157.1
Cash and cash equivalents, end of period	$67.0	$20.1	$123.7
Supplemental Cash Flow Information:
Cash (received) paid for income taxes, net	$(9.8)	$17.3	$19.5
Cash paid for interest, net	$82.1	$48.7	$40.1
Non-cash Series A Preferred Stock dividends	$3.2	$—	$—

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reserves for all accounts that are deemed to be uncollectible and reviews its allowance for doubtful accounts regularly. The allowance is based on the age of receivables and a specific identification of receivables considered at risk, representing its best estimate of probable credit losses in existing trade accounts receivable (see Note 5 “Accounts Receivable, net”). Account balances are written off against the allowance when the potential for recovery is considered remote.

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

Definite-lived intangible assets consist of acquired customer contracts and relationships, non-compete agreements and trademarks. Acquired customer relationships are amortized in an accelerated pattern consistent with expected future cash flows. Non-compete agreements and trademarks are amortized straight-line over their estimated useful lives.

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

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of those instruments. The valuation is based on settlements of similar financial instruments, all of which are short-term in nature and are generally settled at or near cost. See Note 9 “Long-term Debt”, Note 10 “Fair Value Measurements and Derivative Instruments” and Note 16 “Mezzanine Equity” for other financial instruments subject to fair value estimates.

Derivative Instruments and Hedging Activities

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Since all of the Company’s derivatives are designated as cash flow hedges, the entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive income and subsequently reclassified to Interest expense (interest rate contracts) or Cost of services provided (fuel hedge contracts) in the accompanying Consolidated Statements of Operations at the time the hedge transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive income is released to earnings. See Note 10 “Fair Value Measurements and Derivative Instruments” for more information.

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

Leases

The Company leases office space, branch locations, vehicles, and operating equipment. Lease agreements are evaluated to determine whether they are finance or operating leases. If substantially all of the risks and benefits of property ownership are expected to transfer to the Company, the lease qualifies as a finance lease.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those income tax positions where it is not more likely than not that a tax benefit would be sustained upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information, the Company would record a liability for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense and benefit.

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for the Company upon issuance through December 31, 2022. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of September 30, 2023, the Company was not party to any contracts, hedging relationships, or other transactions affected by reference rate reform.

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

	Fiscal Year Ended September 30,
	2023	2022	2021
Landscape Maintenance	$1,857.5	$1,825.7	$1,698.0
Snow Removal	209.0	256.3	284.9
Maintenance Services	2,066.5	2,082.0	1,982.9
Development Services	758.0	698.8	574.9
Eliminations	(8.5)	(6.2)	(4.2)
Net service revenues	$2,816.0	$2,774.6	$2,553.6

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of September 30, 2023, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $492.7. The Company expects to recognize revenue on 53% of the remaining performance obligations over the next 12 months and an additional 47% over the 12 months thereafter.

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

There were $204.6 of amounts billed during the period and $217.9 of additions to our unbilled revenue balance during the twelve month period ended September 30, 2023.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the fiscal year ended September 30, 2023 were as follows:

Deferred Revenue
Balance, September 30, 2022	$59.3
Recognition of revenue	(1,171.8)
Deferral of revenue	1,180.7
Balance, September 30, 2023	$68.2

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

5. Accounts Receivable, net

Accounts receivable of $442.3 and $397.6, is net of an allowance for doubtful accounts of $5.1 and $4.0 and includes amounts of retention on incomplete projects to be completed within one year of $58.7 and $48.8 at September 30, 2023 and September 30, 2022, respectively.

6. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	September 30, 2023	September 30, 2022
Land	—	$44.7	$43.3
Buildings and leasehold improvements	2-40 yrs.	45.6	46.3
Operating equipment	2-7 yrs.	338.8	302.4
Transportation vehicles	3-7 yrs.	351.9	339.8
Office equipment and software	3-10 yrs.	68.7	75.1
Construction in progress	—	7.7	5.7
Property and equipment		857.4	812.6
Less: Accumulated depreciation		542.2	484.3
Property and equipment, net		$315.2	$328.3

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $105.2, $98.9 and $84.7 for the years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively.

7. Intangible Assets, Goodwill and Acquisitions

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $44.5, $51.5 and $52.3 for the years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively. These assets are amortized over their estimated useful lives, the reasonableness of which are continually evaluated by the Company. The weighted average amortization periods of intangible assets acquired during the years ended September 30, 2023 and September 30, 2022 were seven years.

Intangible assets as of September 30, 2023 and September 30, 2022 consisted of the following:

		September 30, 2023		September 30, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$725.5	$(594.1)	$723.1	$(550.5)
Trademarks	12 yrs.	3.8	(2.9)	3.8	(2.6)
Non-compete agreements	5 yrs.	2.7	(2.7)	2.7	(2.2)
Total intangible assets		$732.0	$(599.7)	$729.6	$(555.3)

Amortization expense is anticipated to be as follows in future years:

Fiscal Year Ended September 30,
2024	$36.0
2025	29.6
2026	22.0
2027	15.2
2028	11.1
2029 and thereafter	18.4
$132.3

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2022 and September 30, 2023:

	Maintenance Services	Development Services	Total
Balance, September 30, 2021	1,758.0	192.8	1,950.8
Acquisitions (1)	34.7	23.3	58.0
Balance, September 30, 2022	$1,792.7	$216.1	$2,008.8
Acquisitions (1)	10.7	1.9	12.6
Balance, September 30, 2023	$1,803.4	$218.0	$2,021.4
(1)
The acquisitions adjustments include the immaterial impact of foreign currency and other prior year measurement period adjustments during the respective periods.

The Company performed its annual goodwill impairment assessment as of July 1, 2023 utilizing a quantitative test approach as described in Note 2 “Summary of Significant Accounting Policies”.

Acquisitions

During the year ended September 30, 2023, the Company acquired, through a series of separate transactions, 100% of the operations of three unrelated companies, all of which was allocated to Maintenance Services. The Company paid approximately $13.8 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The valuation process to determine fair values is not yet complete. The Company continues to refine the valuation data and estimates primarily related to unbilled revenue, property and equipment, intangible assets, net, accounts payable, accrued expenses and other current liabilities and deferred revenue and will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The identifiable assets acquired were primarily customer relationship intangible assets of $4.0. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce in place. The Company expects a portion of the goodwill resulting from these acquisitions will be deductible for tax purposes.

From each acquisition date through September 30, 2023, the amount of revenue of the companies acquired during fiscal 2023 included in our Consolidated Statement of Operations for the year ended September 30, 2023, was $16.0.

During the year ended September 30, 2022, the Company acquired, through a series of separate transactions, 100% of the operations of eight unrelated companies, one of which was allocated between both Maintenance Services and Development Services. The Company paid approximately $93.1 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The purchase accounting related to the 2022 acquisitions was finalized during 2023. As a result of the final purchase accounting, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheets as of September 30, 2023 and 2022. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The identifiable assets acquired were primarily customer relationships of $25.4. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. A portion of the goodwill resulting from these acquisitions is deductible for tax purposes.

From each acquisition date through September 30, 2022, the amount of revenue of the companies acquired during fiscal 2022 included in our Consolidated Statement of Operations for the year ended September 30, 2022, was $65.5.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2023	September 30, 2022
Payroll related accruals	$52.2	$46.0
Accrued operating expenses	77.8	91.2
Other accruals (a)	50.2	56.3
Accrued expenses and other current liabilities	$180.2	$193.5

(a)
Other accruals for the fiscal year ended September 30, 2022 includes the Company’s deferral of Federal Insurance Contributions Act (FICA) payroll tax under the CARES Act.

9. Long-term Debt

Long-term debt consists of the following:

	September 30, 2023	September 30, 2022
Series B term loan	$731.7	$1,185.3
Receivables financing agreement	163.0	168.0
Financing costs, net	(6.6)	(10.6)
Total debt, net	888.1	1,342.7
Less: Current portion of long-term debt	-	12.0
Long-term debt, net	$888.1	$1,330.7

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

On April 22, 2022, the Company entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement was amended to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of either 3.25% or 3.00% or a base rate (“ABR”) plus a margin of either 2.25% or 2.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively, with the margin on the Series B Term Loan determined based on the Company’s first lien net leverage ratio. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Company’s Amended Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $12.6 due to accelerated amortization of deferred financing fees and original issue discount included in the Other expense (income) line of the Consolidated Statements of Operations for the year ended September 30, 2022. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%.

On August 28, 2023, the Company voluntarily repaid $450.0 of the amount outstanding under the Company’s Amendment Agreement. As a result of this voluntary repayment, the Company recorded a loss on debt extinguishment of $8.3 due to accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties. The loss on debt extinguishment is included in the Other expense (income) line of the Consolidated Statements of Operations for the year ended September 30, 2023.

On August 31, 2023, the Company entered into Amendment No. 7 to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment (i) amends the definition of “Permitted Holders” to include Birch Equity Holdings, LP, a Delaware limited partnership, Birch-OR Equity Holdings, LLC, a Delaware limited liability company and One Rock Capital Partners, LLC and (ii) provides for a 1.00% prepayment premium for voluntary prepayments made in connection with repricing transactions or amendments made where the primary purpose of which is to decrease the effective yield, and which shall be applicable until six months after entering into the Credit Agreement Amendment.

Debt repayments for the Series B Term Loan totaled $459.0 and $1,006.3 for the fiscal years ended September 30, 2023 and September 30, 2022, respectively.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Amended Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2023, September 30, 2022, and September 30, 2021.

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

The weighted average interest rate on the Series B Term Loan was 7.82% and 3.76% for the years ended September 30, 2023 and September 30, 2022, respectively. The Series B Term Loan has required amortization debt repayments that are due in quarterly installments of 0.25% of the original principal balance of the Series B Term Loans. As a result of the August 28, 2023 voluntary repayment of the amount outstanding under the Amendment Agreement, the quarterly installment payments of the remaining amount outstanding under the Series B Term Loan are no longer required.

Revolving credit facility

The Company has a five-year $300 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50%, or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2023 and September 30, 2022. There were $33.5 borrowings under the facility during the year ended September 30, 2023, of which, $33.5 were repaid during the same period. There were $165.0 borrowings under the facility during the year ended September 30, 2022, of which, $165.0 were repaid during the same period. There is a quarterly commitment fee equal to either 0.25% or 0.38% of the unused balance of the Revolving Credit Facility depending on the Company’s first lien net leverage ratio. The Company had $42.6 and $49.1 of letters of credits issued and outstanding as of September 30, 2023 and September 30, 2022, respectively. The weighted average interest rate on the Revolving Credit Facility was 6.9% and 2.3% for the years ended September 30, 2023 and September 30, 2022, respectively.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the “Third Amendment”) which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0. On August 31, 2023, the Company, entered into the Fourth Amendment to the Receivables Financing Agreement (the “Fourth Amendment”), which amends the definition of “Permitted Holders” to align with the definition of “Permitted Holders” under the Credit Agreement Amendment as defined above, as of the date of the closing of the Receivables Financing Amendment. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2023, the Company borrowed $549.5 against the capacity and voluntarily repaid $554.5. During the year ended September 30, 2022, the Company borrowed $392.0 against the capacity and voluntarily repaid $374.4.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 140-170 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.4% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 6.3% and 2.4% for the years ended September 30, 2023 and September 30, 2022, respectively.

The following are the scheduled maturities of long-term debt for the next five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

September 30,
2024	$-
2025	163.0
2026	-
2027	-
2028 and thereafter	738.0
Total long term debt	$901.0
Less: Current maturities	-
Less: Original issue discount	6.3
Less: Financing costs	6.6
Total long term debt, net	$888.1

The Company has estimated the fair value of its long-term debt to be approximately $900.1 and $1,317.1 as of September 30, 2023 and September 30, 2022, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023 and September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and September 30, 2022:

	September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.9	$10.9	$—	$—
Interest rate derivative contracts	21.3	—	21.3	—
Total Assets	$32.2	$10.9	$21.3	$—
Other liabilities:
Obligation to Rabbi Trust	$10.9	$10.9	$—	$—
Total Liabilities	$10.9	$10.9	$—	$—

	September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.6	$10.6	$—	$—
Interest rate swap contracts	3.0	—	3.0	—
Total Assets	$13.6	$10.6	$3.0	$—
Other liabilities:
Obligation to Rabbi Trust	$10.6	$10.6	$—	$—
Total Liabilities	$10.6	$10.6	$—	$—

Hedging Activities

As of September 30, 2023 and September 30, 2022, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income and subsequently reclassified into Interest expense (in the case of interest rate contracts) or Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

On August 28, 2023 the Company terminated $400.0 of the notional amount of its outstanding interest rate collar agreement. The Company accelerated the reclassification of a gain of $5.2 in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

The notional amount of interest rate contracts were $600.0 and $500.0 at September 30, 2023 and September 30, 2022, respectively. The net deferred gain on the interest rate swaps as of September 30, 2023 of $7.8, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Income (loss) recognized in Other comprehensive income	$36.1	$6.1	$(0.6)
Net gain (loss) reclassified from Accumulated other comprehensive income into Interest expense	15.2	(0.5)	(6.8)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company had entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. As of September 30, 2023, no fuel hedge contracts were outstanding.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Income recognized in Other comprehensive income	$—	$0.2	$3.5
Net gain reclassified from Accumulated other comprehensive into Cost of services provided	—	1.5	2.3

11. Income Taxes

The components of income tax expense (benefit) are as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Current:
Federal	$22.7	$7.5	$(28.1)
State	3.4	4.7	3.8
Deferred:
Federal	(22.4)	(3.7)	28.4
State	(4.2)	(2.9)	0.5
Valuation Allowance	5.1	—	—
Total income tax (benefit) expense	$4.6	$5.6	$4.6

Income tax expense (benefit) differs from the amount computed at the federal statutory corporate tax rate as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Federal tax at statutory rate	$(0.7)	$4.1	$10.7
State tax, net of federal tax (benefit) expense	(0.8)	1.2	3.6
Tax effect of:
Equity-based compensation	0.9	0.6	1.2
Non-deductible officers’ compensation	1.1	0.7	—
Provision to return and deferred tax adjustments	(0.8)	(0.3)	(0.6)
Non-deductible promotional and entertainment expense	0.6	0.4	0.6
Fuel tax credit and other credits	(0.7)	(0.8)	(0.8)
Carryback claim, net of adjustments	(0.8)	(0.3)	(10.1)
Rate Changes	0.5	—	—
Valuation Allowance	5.1	—	—
Other, net	0.2	—	—
Income tax expense	$4.6	$5.6	$4.6

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	September 30, 2023	September 30, 2022
Deferred tax assets:
Self-insurance reserves	$31.8	$30.7
Deferred compensation	2.8	3.0
Payroll related accruals	22.8	19.7
Other accrued expenses	—	5.4
Allowance for doubtful accounts	1.3	1.0
Lease liabilities	23.6	22.6
Net operating loss carryforward	7.1	8.5
Business interest expense	10.4	—
Other non-current deferred tax assets	4.5	3.3
Total non-current deferred tax assets	104.3	94.2
Valuation allowance	(5.1)	—
Total deferred tax assets	$99.2	$94.2

Deferred tax liabilities:
Intangible assets	$46.2	$47.0
Property and equipment	57.3	78.5
Deferred revenue	15.0	10.6
Prepaid assets	0.2	0.2
Lease assets	22.0	20.9
Other non-current deferred tax liabilities	6.0	0.2
Total non-current deferred tax liabilities	146.7	157.4
Total net deferred tax liabilities	$47.5	$63.2
Classification on balance sheets:
Other assets	$3.6	$5.4
Deferred tax liabilities	51.1	68.6

The CARES Act

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law and included various provisions to provide additional economic relief to address the impact of the COVID-19 pandemic. Notable provisions included net operating loss carrybacks, adjustments to the interest expense limitations under the U.S Tax Code Section 163(j), increase in the charitable contributions limitation, payroll tax deferrals of the employer portion of social security tax, a portion of which was repaid during the year ended September 30, 2022 and the remainder of which was repaid in fiscal year 2023, and an employee retention credit for wages paid to an idle employee under certain circumstances resulting from the COVID-19 pandemic. The Company recorded a tax receivable of $39.0 and a benefit of $10.1 to the tax provision for the tax net operating losses incurred in 2021 from the enactment of the CARES Act, net of adjustments. The tax net operating losses have been carried back to prior years. The Company has received all but $8.4 of the benefit from the carryback claims as of September 30, 2023. Further, the Company previously elected to defer the employer portion of social security taxes through 2020 and has filed for the employee retention credit allowed for under the CARES Act. The Company recorded a tax credit of $3.3 related to the employee retention credit during the year ended September 30, 2022 and has received all but $1.0 as of September 30, 2023.

Net Operating Losses

The Company has state income tax net operating losses of $121.8 having varying expirations from fiscal year 2024 through an indefinite useful life. The Company believes it is more likely than not that it will be unable to utilize a portion of its deferred tax assets to offset future income and has recorded valuation allowances totaling $5.1 for the year ended September 30, 2023. The valuation allowances relate to separate state net operating loss and business interest expense carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits, and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.

Uncertain Income Tax Positions

As of September 30, 2023 and 2022, the Company had no unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company’s returns are no longer subject to U.S. federal and state tax examination for fiscal years before 2020 and 2018, respectively.

12. Leases

The Company determines if an arrangement is a lease at the inception of the agreement. The Company determines an arrangement is a lease if it conveys the right to control the use of the asset for a period of time in exchange for consideration.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms from one month up to 10.4 years with one or more exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. For purposes of calculating lease liabilities, lease terms include options to extend the lease only when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance, common area maintenance, and tax payments. The variable lease payments are not presented as part of the initial right-of-use asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants or residual value guarantees.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2023 and 2022:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022
Operating leases:
Right-of-use asset	$86.1	$81.6
Current portion of lease liabilities	27.3	26.8
Lease liabilities	65.1	61.3
Total operating lease liabilities	$92.4	$88.1

Finance leases:
Right-of-use asset(1)	$41.3	$41.9
Current portion of lease liabilities(2)	21.5	19.3
Lease liabilities(3)	21.3	22.4
Total finance lease liabilities	$42.8	$41.7

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

The weighted-average remaining lease terms and incremental borrowing rates as of September 30, 2023 and 2022 were as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022
Operating leases:
Weighted-average remaining lease term (years)	4.7	4.6
Weighted-average incremental borrowing rate	4.0%	3.3%

Finance leases:
Weighted-average remaining lease term (years)	2.4	2.7
Weighted-average incremental borrowing rate	3.8%	2.8%

The components of lease cost for operating and finance leases for the fiscal year ended September 30, 2023 and 2022 were as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022
Operating lease cost	$32.1	$29.2
Finance lease cost:
Amortization of right-of-use asset	27.0	20.2
Interest on lease liabilities	1.6	1.0
Total finance lease cost	28.6	21.2
Short-term lease cost	23.7	22.0
Variable lease costs not included in lease liability	3.3	2.9
Sublease income	(0.7)	(0.6)
Total lease cost	$87.0	$74.7

Supplemental cash flow information for the fiscal year ended September 30, 2023 and 2022 were as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.9	$27.9
Operating cash flows from finance leases	1.6	1.0
Financing cash flows from finance leases	27.6	27.0

Non-cash items:
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	33.4	39.6
Right-of-use Assets Obtained In Exchange For New Finance Liabilities	26.3	33.3

As of September 30, 2023, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of September 30, 2023 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2024	$30.5	$22.8
2025	22.4	12.3
2026	16.9	6.5
2027	11.3	3.1
2028	7.6	0.3
Thereafter	13.9	0.1
Total net lease payments	102.6	45.1
Less: Amounts representing interest	10.2	2.3
Total lease liabilities	92.4	42.8
Less: Current portion of lease liabilities	(27.3)	(21.5)
Non-current lease liabilities	$65.1	$21.3

13. Equity Based Compensation

Amended and Restated 2018 Omnibus Incentive Plan

On June 28, 2018 (and as amended and restated on March 10, 2020), in connection with the IPO, the Company’s Board of Directors adopted, and its stockholders approved, the BrightView Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the 2018 Omnibus Incentive Plan is 18,650,000. Under 2018 Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock, other equity-based awards and other cash-based awards to employees, directors, officers, consultants and advisors.

2023 Employment Inducement Incentive Award Plan

On September 11, 2023, the Company adopted the BrightView Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the “Inducement Plan”). Pursuant to the Inducement Plan, the Company may grant equity incentive compensation as a material inducement for certain individuals to commence employment with the Company. A total of 1,750,000 shares of common stock are reserved for grant under the Inducement Plan. Awards granted under the Inducement Plan may be in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, dividend equivalent rights and other equity-based awards, or any combination of those awards.

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the year ended September 30, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	541,000	$14.40
Less: Redeemed	136,000	$13.63
Less: Forfeited	192,000	$14.66
Outstanding at September 30, 2023	213,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the year ended September 30, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	2,285,000	$12.73
Granted	2,485,000	$7.33
Less: Vested	780,000	$12.07
Less: Forfeited	969,000	$10.05
Outstanding at September 30, 2023	3,021,000	$9.32

During the year ended September 30, 2023, the Company issued 2,485,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $7.33 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $15.0 over the requisite service period. During the year ended September 30, 2023, 780,000 RSUs vested and 969,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the year ended September 30, 2023 is presented in the following table:

	Shares	Weighted-Avg Purchase Price per Share
Outstanding at September 30, 2022	7,489,000	$19.07
Less: Forfeited	3,040,000	$19.08
Outstanding at September 30, 2023	4,449,000	$19.06
Vested and exercisable at September 30, 2023	3,227,000	$19.28
Expected to vest after September 30, 2023	1,222,000	$18.48

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the year ended September 30, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2022	403,000	$12.41
Granted	838,000	$7.48
Less: Forfeited	729,000	$10.20
Outstanding at September 30, 2023	512,000	$7.48

During the year ended September 30, 2023, the Company issued 838,000 performance stock units (“PSUs”) at a weighted average distribution price of $7.48 per share and a weighted average grant date fair value of $7.48 per share, which cliff vest at the end of the three-year service period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant is expected to be approximately $3.4 over the requisite service period, dependent on the achievement of the identified performance conditions.. During the year ended September 30, 2023, no PSUs vested and 729,000 PSUs were forfeited.

Valuation Assumptions

The fair value of each restricted stock award, RSU, or PSU granted under the 2018 Omnibus Incentive Plan was estimated on the date of grant in accordance with the fair value provisions in ASC 718.

The fair values of the RSU awards granted during the periods presented were determined based on the trading price of the company’s common shares on the date of grant.

The fair value of the stock option awards granted were estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The Company chose the Black-Scholes-Merton model based on its experience with the model and the determination that the model could be used to provide a reasonable estimate of the fair value of awards with terms such as those discussed above.

For PSU awards subject to a market condition, the metric is the Company’s total shareholder return during the performance period relative to a pre-defined set of industry peer companies. The fair value of these awards is estimated using a Monte Carlo simulation. For PSU awards subject to a performance condition, the fair value is determined based on the trading price of the company’s common shares on the date of grant.

There were no new PSU awards subject to a market condition or stock option awards granted for the year ended September 30, 2023. The weighted-average assumptions used in the valuation of PSU awards subject to a market condition and stock option awards granted for the years ended September 30, 2022 and September 30, 2021 are presented in the table below:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Assumptions:
Risk-free interest rate	1.88%	0.49%
Dividend yield	—	—
Volatility factor	47.10%	54.40%
Expected term (in years)	5.3	6.4

•
Risk-free interest rate – The risk-free rate for PSU awards subject to a market condition and stock option awards granted during the periods presented above was determined by using the U.S. Treasury constant maturity rate as of the valuation date commensurate with the expected term.
•
Expected dividend yield – No routine common stock dividends are currently being paid by 2018 Omnibus Incentive Plan, or are expected to be paid in future periods.
•
Expected volatility – The expected volatility is based upon an analysis of the historical and implied volatility of the guideline companies and adjusting the volatility to take into account the differences in leverage between the Company and the guideline companies.
•
Expected term – The expected term represents the expected time to a liquidity event or re-capitalization. The Company estimated the expected life by considering historical exercise and termination behavior of employees and the vesting conditions of the RSUs, PSUs and stock option awards granted under 2018 Omnibus Incentive Plan.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $22.1, $18.9 and $19.7 in equity-based compensation expense for the years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $23.7, $36.2 and $25.6 as of September 30, 2023, September 30, 2022 and September 30, 2021, respectively, which is expected to be recognized over a weighted average period of 1.1 years.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 1,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 177,000, 112,000 and 120,000 were issued on November 14, 2022, November 15, 2021 and November 14, 2020, respectively. An additional portion thereof is expected to be issued in November 2023.

14. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee healthcare for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2023 was $159.9, of which $54.8 was classified in current liabilities and $105.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2022 was $146.7, of which $45.6 was classified in current liabilities and $101.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2023 includes $18.1 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.3 and $12.8 are recorded at September 30, 2023, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2022 includes $17.9 related to claims recoverable from third party insurance carriers. Corresponding assets of $5.1 and $12.8 were recorded at September 30, 2022, as Other current assets and Other assets, respectively.

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

The following is a summary of certain financial data for each of the segments:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Maintenance Services	$2,066.5	$2,082.0	$1,982.9
Development Services	758.0	698.8	574.9
Eliminations	(8.5)	(6.2)	(4.2)
Net Service Revenues	$2,816.0	$2,774.6	$2,553.6
Maintenance Services	$277.9	$278.8	$299.6
Development Services	82.8	73.7	65.2
Corporate	(62.0)	(64.6)	(62.5)
Adjusted EBITDA(1)	$298.7	$287.9	$302.3
Maintenance Services	$56.1	$82.9	$52.4
Development Services	8.2	12.5	6.2
Corporate	7.0	11.9	2.6
Capital Expenditures	$71.3	$107.3	$61.2

(1) Presented below is a reconciliation of Net (loss) income to Adjusted EBITDA:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Net (loss) income	$(7.7)	$14.0	$46.3
Interest expense	97.4	53.3	42.3
Income tax (benefit) provision	4.6	5.6	4.6
Depreciation expense	105.2	98.9	84.7
Amortization expense	44.5	51.5	52.3
Business transformation and integration costs (a)	23.7	21.5	28.5
Offering-related expenses (b)	—	0.1	0.6
Equity-based compensation (c)	22.3	19.0	20.0
COVID-19 related expenses (d)	0.4	11.4	23.0
Debt extinguishment (e)	8.3	12.6	—
Adjusted EBITDA	$298.7	$287.9	$302.3

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation and other costs.

	Fiscal Year Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2021
Severance and related costs (f)	$8.9	$1.6	$0.3
Business integration (g)	6.2	8.2	14.0
IT infrastructure, transformation, and other (h)	8.6	11.7	14.2
Business transformation and integration costs	$23.7	$21.5	$28.5
(b)
Represents transaction related expenses incurred for completed or contemplated subsequent registration statements.
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
(e)
Represents losses on the extinguishment of debt related to Amendments No. 6 and No. 7 to the Credit Agreement, in the fiscal years ended September 30, 2022 and 2023, respectively, and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.
(f)
Represents severance and related costs including expenses incurred in connection with the Company’s CEO transition.
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

16. Mezzanine Equity

Series A Convertible Preferred Stock

On August 28, 2023 (the “Original Issuance Date”), BrightView Holdings, Inc. entered into an Investment Agreement with each of Birch Equity Holdings, LP, a Delaware limited partnership, and Birch-OR Equity Holdings, LLC, a Delaware limited liability company (collectively, the “Investors”), pursuant to which the Company issued and sold, in a private placement, an aggregate of 500,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $500.0 (the “Issuance”), excluding issuance costs. The Series A Preferred Stock was recorded at that amount, net of issuance costs of $5.0, in the Company’s consolidated balance sheets and statement of changes in stockholders’ equity and mezzanine equity.

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date,

(ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our consolidated balance sheets and statement of changes in stockholders’ equity and mezzanine equity, as of and for the year ended September 30, 2023.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The aggregate liquidation preference of the Series A Preferred Stock was $503.2 as of September 30, 2023.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 7.0% per annum, compounding quarterly, paid in kind or paid in cash, at the Company’s election. Dividends paid in kind are measured at fair value. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the liquidation preference of each such share of Series A Preferred Stock as of the applicable dividend payment date. Shares of the Series A Preferred Stock also entitle the holder to participate in any dividends paid on the Common Stock on an as-converted basis. During the year ended September 30, 2023, the Company paid in-kind dividends of $3.2 in the aggregate on the Series A Preferred Stock which increased the aggregate liquidation preference of the Series A Preferred Stock by the same amount. There were no dividends issued to common stockholders during the years ended September 30, 2023 and 2022.

Voting

The Series A Preferred Stock will be entitled to vote with the holders of the Common Stock on an as-converted basis (subject to the conversion limitations set forth in the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”)). Holders of the Series A Preferred Stock will be entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series A Preferred Stock, authorizations or issuances by the Company of securities that are senior to, or equal in priority with, the Series A Preferred Stock, increases or decreases in the number of authorized shares of Series A Preferred Stock after the Issuance, certain mergers or consolidations of the Company and certain restricted acquisitions.

Notwithstanding the foregoing, pursuant to the terms of the Certificate of Designations, in no event shall the Series A Preferred Stock have voting rights in excess of 49% (together with any shares of Common Stock otherwise held by the Investors, permitted transferees and their affiliates) of the then issued and outstanding Common Stock.

Redemption

At any time on or after the fourth anniversary of the Original Issuance Date, the Company may redeem (the “Company Redemption Right”), ratably, in whole (or, so long as the Company reasonably determines in good faith (taking into account solely the holders’ ownership of the Series A Preferred Stock and ownership of any Common Stock received in connection with the conversion of such Series A Preferred Stock) that such partial redemption of Series A Preferred Stock will be treated as a sale or exchange for United States federal income tax purposes pursuant to Section 302(b) of the Internal Revenue Code of 1986, in part), the shares of Series A Preferred Stock of any holder outstanding at such time at a redemption price per share of Series A Preferred Stock equal to the following: (A) if the applicable redemption date is on or after the fourth anniversary of the Original Issuance Date and before the fifth anniversary of the Original Issuance Date, the greater of (1) the product of (x) the sum of (I) the liquidation preference of such shares of Series A Preferred Stock to be redeemed, plus (II) the accrued dividends in respect of such share of Series A Preferred Stock to be redeemed as of such redemption date, multiplied by (y) 105% and (2) the volume weighted average price (“VWAP”) of the average of the Common Stock for each of the 10 consecutive full trading days ending on, and including, the trading day immediately preceding such day of measurement, adjusted pursuant to the Certificate of Designations (the “Current Market Price”) as of such redemption date of the Common Stock into which such shares of Series A Preferred Stock could be converted on an as converted basis; (B) if the applicable redemption date is on or after the fifth anniversary of the Original Issuance Date and before the sixth anniversary of the Original Issuance Date, the greater of (1) the product of (x) the sum of (I) the liquidation preference of such share of Series A Preferred Stock to be redeemed, plus (II) the accrued dividends in respect of such share of Series A Preferred Stock to be redeemed, multiplied by (y) 103% and (2) the Current Market Price as of such redemption date of the Common Stock into which such shares of Series A Preferred Stock could be converted on an as converted basis; and (C) if the applicable redemption date is on or after the sixth anniversary of the Original

Issuance Date, the greater of (1) the product of (x) the sum of (I) the liquidation preference of such share of Series A Preferred Stock to be redeemed, plus (II) the accrued dividends in respect of such share of Series A Preferred Stock to be redeemed , multiplied by (y) 100% and (2) the Current Market Price as of such redemption date of the Common Stock into which such shares of Series A Preferred Stock could be converted on an as converted basis. Notwithstanding the foregoing, the Company will not exercise the Company Redemption Right, or otherwise send a notice of company redemption, in respect of the redemption of any Series A Preferred Stock unless the Company has sufficient funds legally available to fully pay the redemption price in respect of all shares of Series A Preferred Stock called for redemption.

Change in Control Redemption

Upon certain change of control events involving the Company, the holders of Series A Preferred Stock may, at such holder’s election, convert all or a portion of its shares of Series A Preferred Stock, provided that if the holder does not make such an election with respect to all of its shares of Series A Preferred Stock, the Company shall redeem all of such holder’s shares of Series A Preferred Stock that have not been so converted at a purchase price per share of Series A Preferred Stock, payable in cash equal to the greater of (A) the sum of the liquidation preference thereof, plus any accrued dividends as of the applicable change of control purchase date and (B) the amount of cash and the fair market value of any other property that the holder would have received if such holder had converted their Series A Preferred Stock into Common Stock immediately prior to the change of control (without regard to any limitations on conversions set forth in the Certificate of Designations.

Conversion

The Series A Preferred Stock is convertible, in whole or in part, at the option of the holders (subject to the conversion limitation set forth in the Certificate of Designations) into shares of Common Stock at an initial conversion rate of 105.9322 shares of Common Stock per share of Series A Preferred Stock.

At any time after the third anniversary of the Original Issuance Date, if (i) the VWAP of the Common Stock exceeds $18.88 (the “Mandatory Conversion Price”), for at least 20 trading days in any period of 30 consecutive trading days and (ii) either (x) the Common Stock VWAP is greater than the Mandatory Conversion Price on the trading day immediately prior to the date the Company sends the applicable notice of mandatory conversion or (y) the Company has not filed a press release or report under the Securities Exchange Act of 1934, as amended, between the last trading day in such 30 day trading period and the date the Company sends the applicable notice of mandatory conversion, then the Company may elect to convert all or any portion of the Series A Preferred Stock into the relevant number of shares of Common Stock.

Notwithstanding the foregoing, pursuant to the terms of the Certificate of Designations, in no event shall the Series A Preferred Stock be convertible into Common Stock in a manner that would result in the Investors, their permitted transferees and affiliates holding more than 49% (together with any shares of Common Stock otherwise held by the Investors, permitted transferees and their affiliates) of the then issued and outstanding Common Stock.

The calculations of earnings per share for all periods presented herein during which the Series A Preferred Stock was outstanding do not treat conversion of the Series A Preferred Stock as if it had occurred, as the effect of conversion would be anti-dilutive.

As of September 30, 2023, the Series A Preferred Stock is not probable of becoming redeemable as the most likely method of settlement is through conversion which is likely to occur before the holder right to request redemption becomes exercisable.

17. (Loss) Earnings Per Share of Common Stock

The Company calculates basic and diluted (loss) earnings per common share using the two-class method. The two-class method is an allocation formula that determines net (loss) income per common share for each share of common stock and Series A Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series A Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series A Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock in an as-converted basis. Diluted net (loss) income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of unvested and unexercised stock compensation awards and the Series A Convertible Preferred Stock, using the more dilutive of either the two-class method or if-converted stock method.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Basic (loss) earnings per common share
Numerator:
Net (loss) income	$(7.7)	$14.0	$46.3
Dividends on Series A convertible preferred stock	(3.2)	—	—
Earnings allocated to Convertible Preferred Stock	—	—	—
Net (loss) income attributable to common stockholders – basic	$(10.9)	$14.0	$46.3
Denominator:
Weighted average number of common shares outstanding – basic	93,412,000	97,898,000	105,183,000
Basic (loss) earnings per share	$(0.12)	$0.14	$0.44

Diluted (loss) earnings per common share
Numerator:
Net (loss) income available to common shareholders – diluted	$(10.9)	$14.0	$46.3
Denominator:
Weighted average number of common shares outstanding – basic	93,412,000	97,898,000	105,183,000
Dilutive effect of:
Stock compensation awards	—	263,000	507,000
Series A convertible preferred stock	—	—	—
Weighted average number of common shares outstanding – diluted	93,412,000	98,161,000	105,690,000
Diluted (loss) earnings per share	$(0.12)	$0.14	$0.44
Other Information:
Weighted average number of anti-dilutive options, restricted stock and Series A convertible preferred shares on an as-converted basis (a)	9,656,000	5,010,000	7,452,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.