Form 10-Q
period 2023-12-31
BrightView Holdings, Inc.
filed 2024-01-31
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2024 was 94,400,000.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our filings with the U.S. Securities and Exchange Commission and elsewhere in this Form 10-Q. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

•
general business, financial market and economic conditions;
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
•
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
•
the level, timing and location of snowfall;
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
tax increases and changes in tax rules;
•
increase in on-job accidents involving employees;
•
any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•
compliance with data privacy regulations;
•
our ability to adequately protect our intellectual property;
•
our substantial indebtedness;
•
increases in interest rates governing our variable rate indebtedness increasing the cost of servicing our substantial indebtedness;
•
risks related to counterparty credit worthiness or non-performance of the derivative financial instruments we utilize;
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
•
the ability of KKR BrightView Aggregator L.P., Birch-OR Equity Holdings, LLC and Birch Equity Holdings, LP, which collectively hold approximately 71% of our shares as of December 31, 2023, to exert significant influence over us;
•
the fact that the holders of our Series A Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock;
•
the dividend, liquidation, and redemption rights of the holders of our Series A Preferred Stock;
•
occurrence of natural disasters, terrorist attacks, or other external events;
•
occurrence of a pandemic, epidemic or other public health emergency;
•
heightened inflation, geopolitical conflicts, recession, financial market disruptions and other economic conditions;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$64.5	$67.0
Accounts receivable, net	418.9	442.3
Unbilled revenue	107.8	143.5
Other current assets	99.7	89.3
Total current assets	690.9	742.1
Property and equipment, net	302.8	315.2
Intangible assets, net	122.1	132.3
Goodwill	2,021.5	2,021.4
Operating lease assets	86.0	86.1
Other assets	40.2	55.1
Total assets	$3,263.5	$3,352.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$120.2	$136.2
Deferred revenue	90.9	68.2
Current portion of self-insurance reserves	53.4	54.8
Accrued expenses and other current liabilities	129.5	180.2
Current portion of operating lease liabilities	27.2	27.3
Total current liabilities	421.2	466.7
Long-term debt, net	879.8	888.1
Deferred tax liabilities	41.0	51.1
Self-insurance reserves	108.1	105.1
Long-term operating lease liabilities	65.2	65.1
Other liabilities	33.0	34.6
Total liabilities	1,548.3	1,610.7
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of December 31, 2023 and September 30, 2023, aggregate liquidation preference of $512.0 and $503.2 as of December 31, 2023 and September 30, 2023, respectively	507.1	498.2
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2023 and September 30, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 107,800,000 and 106,600,000 shares issued and 94,400,000 and 93,600,000 shares outstanding as of December 31, 2023 and September 30, 2023, respectively	1.1	1.1
Treasury stock, at cost; 13,400,000 and 13,000,000 shares as of December 31, 2023 and September 30, 2023, respectively	(172.9)	(170.4)
Additional paid-in capital	1,527.4	1,530.8
Accumulated deficit	(151.7)	(135.3)
Accumulated other comprehensive income	4.2	17.1
Total stockholders’ equity	1,208.1	1,243.3
Total liabilities, mezzanine equity and stockholders’ equity	$3,263.5	$3,352.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended December 31,
	2023	2022
Net service revenues	$626.7	$655.9
Cost of services provided	492.9	508.3
Gross profit	133.8	147.6
Selling, general and administrative expense	129.9	137.6
Amortization expense	10.1	11.9
(Loss) income from operations	(6.2)	(1.9)
Other (income)	(1.2)	(0.7)
Interest expense	17.1	23.2
(Loss) before income taxes	(22.1)	(24.4)
Income tax (benefit)	(5.7)	(5.5)
Net (loss)	$(16.4)	$(18.9)
Less: dividends on Series A convertible preferred shares	8.9	-
Net (loss) attributable to common stockholders	$(25.3)	$(18.9)
(Loss) per share:
Basic and diluted (loss) per share	$(0.27)	$(0.20)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive (Loss)

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2023	2022
Net (loss)	$(16.4)	$(18.9)
Net derivative losses and other costs arising during the period, net of tax (benefit) of $(3.8) and $0.0 (1)	(10.6)	—
Reclassification of (gains) into net (loss), net of tax (expense) of $(0.6) and $(0.6), respectively	(2.3)	(2.4)
Other comprehensive (loss)	(12.9)	(2.4)
Comprehensive (loss)	$(29.3)	$(21.3)

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three Months ended December 31, 2023 and 2022

(Unaudited)

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2023	106.6	$1.1	$1,530.8	$(135.3)	$17.1	$(170.4)	$1,243.3	0.5	$498.2
Net (loss)	—	—	—	(16.4)	—	—	(16.4)	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(12.9)	—	(12.9)	—	—
Capital contributions and issuance of common stock	1.2		0.4				0.4	—	—
Equity-based compensation	—	—	5.1	—	—	—	5.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(2.5)	(2.5)	—	—
Series A Preferred Stock dividends			(8.9)				(8.9)		8.9
Balance, December 31, 2023	107.8	$1.1	$1,527.4	$(151.7)	$4.2	$(172.9)	$1,208.1	0.5	$507.1

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2022	105.7	$1.1	$1,509.5	$(127.6)	$2.0	$(168.2)	$1,216.8	-	$-
Net (loss)	—	—	—	(18.9)	—	—	(18.9)	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(2.4)	—	(2.4)	—	—
Capital contributions and issuance of common stock	0.7	—	1.4	—	—	—	1.4	—	—
Equity-based compensation	—	—	5.6	—	—	—	5.6	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(1.2)	(1.2)	—	—
Balance, December 31, 2022	106.4	$1.1	$1,516.5	$(146.5)	$(0.4)	$(169.4)	$1,201.3	-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(16.4)	$(18.9)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	25.6	27.1
Amortization of intangible assets	10.1	11.9
Amortization of financing costs and original issue discount	0.7	0.9
Deferred taxes	(6.7)	(8.3)
Equity-based compensation	5.1	5.6
Realized (gain) on hedges	(2.9)	(3.0)
Other non-cash activities	1.9	0.6
Change in operating assets and liabilities:
Accounts receivable	21.0	(15.6)
Unbilled and deferred revenue	58.4	23.7
Other operating assets	(9.9)	(5.8)
Accounts payable and other operating liabilities	(60.7)	(47.8)
Net cash provided (used) by operating activities	26.2	(29.6)
Cash flows from investing activities:
Purchase of property and equipment	(10.1)	(27.2)
Proceeds from sale of property and equipment	1.2	1.4
Business acquisitions, net of cash acquired	—	(10.0)
Other investing activities	0.3	0.8
Net cash (used) by investing activities	(8.6)	(35.0)
Cash flows from financing activities:
Repayments of finance lease obligations	(7.5)	(8.7)
Repayments of term loan	—	(3.0)
Repayments of receivables financing agreement	(9.5)	(114.0)
Proceeds from receivables financing agreement, net of issuance costs	0.5	171.0
Proceeds from revolving credit facility	—	24.0
Debt issuance and prepayment costs	(0.4)	—
Proceeds from issuance of common stock, net of share issuance costs	0.2	0.3
Repurchase of common stock and distributions	(2.5)	(1.2)
Contingent business acquisition payments	(1.0)	(1.6)
Other financing activities	0.1	0.1
Net cash (used) provided by financing activities	(20.1)	66.9
Net change in cash and cash equivalents	(2.5)	2.3
Cash and cash equivalents, beginning of period	67.0	20.1
Cash and cash equivalents, end of period	$64.5	$22.4
Supplemental Cash Flow Information:
Cash (received) paid for income taxes, net	$(0.2)	$—
Cash paid for interest	$18.0	$21.7
Non-cash Series A Preferred Stock dividends	$8.9	$—

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

The Consolidated Balance Sheet as of September 30, 2023, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2023, but does not include all disclosures required by GAAP, for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”).

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

2. Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance is effective for the Company upon issuance through December 31, 2022. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2023, the Company was not party to any contracts, hedging relationships, or other transactions affected by reference rate reform.

Segment Reporting

1 As defined by the National Oceanic Atmospheric Administration, U.S. Department of Commerce (“NOAA”) for the Company's footprint during the respective three-month periods

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is in the process of evaluating the impact of ASU No. 2023-07 on its consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company's rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The amendment is effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact of ASU No. 2023-09 on its consolidated financial statements.

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

	Three Months Ended December 31,
	2023	2022
Landscape Maintenance	$402.6	$421.4
Snow Removal	39.7	61.8
Maintenance Services	442.3	483.2
Development Services	185.4	174.4
Eliminations	(1.0)	(1.7)
Net service revenues	$626.7	$655.9

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of December 31, 2023, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $490.7. The Company expects to recognize revenue on 53% of the remaining performance obligations over the next 12 months and an additional 47% over the 12 months thereafter.

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

There were $49.0 of amounts billed during the period and $13.3 of additions to our unbilled revenue balance during the twelve month period ended December 31, 2023.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the three month period ended December 31, 2023 were as follows:

Deferred Revenue
Balance, September 30, 2023	$68.2
Recognition of revenue	(245.5)
Deferral of revenue	268.2
Balance, December 31, 2023	$90.9

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

4. Accounts Receivable, net

Accounts receivable of $418.9 and $442.3, is net of an allowance for doubtful accounts of $7.6 and $5.1 and includes amounts of retention on incomplete projects to be completed within one year of $63.2 and $58.7 at December 31, 2023 and September 30, 2023, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	December 31, 2023	September 30, 2023
Land	—	$44.7	$44.7
Buildings and leasehold improvements	2-40 yrs.	46.1	45.6
Operating equipment	2-7 yrs.	341.7	338.8
Transportation vehicles	3-7 yrs.	347.5	351.9
Office equipment and software	3-10 yrs.	71.0	68.7
Construction in progress	—	7.9	7.7
Property and equipment		858.9	857.4
Less: Accumulated depreciation		556.1	542.2
Property and equipment, net		$302.8	$315.2

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $25.6 and $27.1 for the three months ended December 31, 2023 and 2022, respectively.

6. Intangible Assets, Goodwill and Acquisitions

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $10.1 and $11.9 for the three months ended December 31, 2023 and 2022, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. The weighted average amortization periods of intangible assets acquired during the Three Months Ended December 31, 2022 was seven years.

Intangible assets as of December 31, 2023 and September 30, 2023 consisted of the following:

		December 31, 2023		September 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$725.5	$(604.2)	$725.5	$(594.1)
Trademarks	12 yrs.	3.8	(3.0)	3.8	(2.9)
Total intangible assets		$732.0	$(609.9)	$732.0	$(599.7)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2023 and December 31, 2023:

	Maintenance Services	Development Services	Total
Balance, September 30, 2022	$1,792.7	$216.1	$2,008.8
Acquisitions (1)	10.7	1.9	12.6
Balance, September 30, 2023	$1,803.4	$218.0	$2,021.4
Acquisitions (1)	0.1	—	0.1
Balance, December 31, 2023	$1,803.5	$218.0	$2,021.5
(1)
The acquisitions adjustment includes the immaterial impact of foreign currency adjustments during the period.

Acquisitions

During the three months ended December 31, 2022, the Company acquired, through a series of separate transactions, 100% of the operations of two unrelated companies, both of which were allocated to Maintenance Services. The Company paid approximately $10.0 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The purchase accounting related to these acquisitions was finalized within one year from each acquisition date. As a result of the final purchase accounting, certain of the fair value amounts previously estimated were adjusted during the measurement period. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The Company continued to refine the valuation data and estimates primarily related to unbilled revenue, property and equipment, intangible assets, net, accounts payable, accrued expenses and other current liabilities and deferred revenue and will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date. The measurement period adjustments were not material to the Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023. The identifiable assets acquired were primarily customer relationship intangible assets of $2.6. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. A portion of the goodwill resulting from these acquisitions is deductible for tax purposes.

7. Long-term Debt

Long-term debt consists of the following:

	December 31, 2023	September 30, 2023
Series B term loan	$731.9	$731.7
Receivables financing agreement	154.0	163.0
Financing costs, net	(6.1)	(6.6)
Long-term debt, net	879.8	888.1

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

On April 22, 2022, the Company, entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement was amended to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of either 3.25% or 3.00% or a base rate (“ABR”) plus a margin of either 2.25% or 2.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively, with the margin on the Series B Term Loan determined based on the Company’s first lien net leverage ratio. The Company used the net proceeds from the Series B Term Loan to repay all amounts outstanding under the Credit Agreement as in effect prior to the Amendment Agreement. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. There were no debt repayments for the Series B Term Loan for the three months ended December 31, 2023. Debt repayments for the Series B Term Loan totaled $3.0 for the three months ended December 31, 2022.

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

Revolving credit facility

The Company has a five-year $300.0 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement as in effect prior to the Amendment Agreement. During the three months ended December 31, 2023 the Company had no outstanding balance borrowings under the Revolving Credit Facility. There were $24.0 borrowings under the facility for the three months ended December 31, 2022 of which, none of the balance was repaid during the same period. The Company had $42.6 of letters of credits issued and outstanding as of December 31, 2023 and September 30, 2023.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the "Third Amendment") which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the three months ended December 31, 2023 the Company borrowed $0.5 against the capacity and voluntarily repaid $9.5. During the three months ended December 31, 2022 the Company borrowed $171.0 against the capacity and voluntarily repaid $114.0.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2024 and the following five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2024	$—
2025	154.0
2026	—
2027	—
2028
2029 and thereafter	738.0
Total long-term debt	892.0
Less: Current maturities	—
Less: Original issue discount	6.1
Less: Financing costs	6.1
Total long-term debt, net	$879.8

The Company has estimated the fair value of its long-term debt to be approximately $892.0 and $900.1 as of December 31, 2023 and September 30, 2023, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023 and September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and September 30, 2023:

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$11.8	$11.8	$—	$—
Interest rate derivative contracts	4.1	—	4.1	—
Total assets	$15.9	$11.8	$4.1	$—
Other liabilities:
Obligation to Rabbi Trust	$11.8	$11.8	$—	$—
Total liabilities	$11.8	$11.8	$—	$—

	September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.9	$10.9	$—	$—
Interest rate derivative contracts	21.3	—	21.3	—
Total Assets	$32.2	$10.9	$21.3	$—
Other liabilities:
Obligation to Rabbi Trust	$10.9	$10.9	$—	$—
Total Liabilities	$10.9	$10.9	$—	$—

Hedging Activities

As of December 31, 2023 and September 30, 2023, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive (loss) and subsequently reclassified into Interest expense (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

On August 28, 2023, the Company terminated $400.0 of the notional amount of its outstanding interest rate collar agreement.

The notional amount of interest rate contracts was $600.0 and $600.0 at December 31, 2023 and September 30, 2023, respectively. The net deferred gain on the interest rate swaps as of December 31, 2023 of $5.0, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2023	2022
Income (Loss) recognized in Other comprehensive (loss)	$(14.5)	$-
Net income (loss) reclassified from Accumulated other comprehensive income into Interest expense	2.9	3.0

9. Income Taxes

The following table summarizes the Company’s income tax (benefit) and effective income tax rate for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
	2023	2022
(Loss) before income taxes	$(22.1)	$(24.4)
Income tax (benefit)	(5.7)	(5.5)
Effective income tax rate	25.8%	22.5%

The increase in the effective tax rate for the three months ended December 31, 2023 when compared to the three months ended December 31, 2022, is primarily attributable to the increase in valuation allowance for separate state attributes as well as the reduction in expense related to the vesting of restricted stock units.

10. Equity-Based Compensation

Amended and Restated 2018 Omnibus Incentive Plan

On June 28, 2018 (and as amended and restated on March 10, 2020), in connection with the IPO, the Company’s Board of Directors adopted, and its stockholders approved, the BrightView Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the 2018 Omnibus Incentive Plan is 18,650,000. Under the 2018 Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock, other equity-based awards and other cash-based awards to employees, directors, officers, consultants and advisors.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the three month period ended December 31, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	213,000	$14.66
Less: Forfeited	54,000	$14.66
Outstanding at December 31, 2023	159,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the three month period ended December 31, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	3,021,000	$9.32
Granted	2,094,000	$7.44
Less: Vested	1,041,000	$10.14
Less: Forfeited	124,000	$10.00
Outstanding at December 31, 2023	3,950,000	$8.09

During the three month period ended December 31, 2023, the Company issued 2,094,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $7.44 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $13.9 over the requisite service period. During the three month period ended December 31, 2023, 1,041,000 RSUs vested and 124,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the three month period ended December 31, 2023 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2023	4,449,000	$19.06
Less: Forfeited	327,000	$19.60
Outstanding at December 31, 2023	4,122,000	$19.02
Vested and exercisable at December 31, 2023	3,444,000	$18.96
Expected to vest after December 31, 2023	678,000	$19.31

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the three month period ended December 31, 2023 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	512,000	$7.48
Granted	918,000	$7.35
Less: Forfeited	95,000	$7.48
Outstanding at December 31, 2023	1,335,000	$7.39

During the three month period ended December 31, 2023, the Company issued 918,000 performance stock units (“PSUs”) at a weighted average distribution price of $7.35 per share and a weighted average grant date fair value of $7.35 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant will be approximately $6.3 over the requisite service period. During the three month period ended December 31, 2023, no PSUs vested and 95,000 PSUs were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $5.1 and $5.6 in equity-based compensation expense for the three months ended December 31, 2023 and 2022, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid-in capital by the same amount for each applicable period. Total unrecognized compensation cost was $39.0 and $23.7 as of December 31, 2023 and September 30, 2023, respectively, which is expected to be recognized over a weighted average period of 1.4 and 1.1 years as of December 31, 2023 and September 30, 2023, respectively.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 1,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 188,000 were issued on November 17, 2023, and 177,000 were issued on November 14, 2022. An additional portion thereof is expected to be issued in November 2024

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at December 31, 2023 was $161.5, of which $53.4 was classified in current liabilities and $108.1 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2023 was $159.9, of which $54.8 was classified in current liabilities and $105.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at December 31, 2023 includes $19.7 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.7 and $14.0 are recorded at December 31, 2023, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2023 includes $18.1 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.3 and $12.8 were recorded at September 30, 2023, as Other current assets and Other assets, respectively.

Litigation Contingency

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of its business, principally claims made alleging injuries (including vehicle and general liability matters as well as workers’ compensation and property casualty claims). Such claims, even if lacking merit, can result in expenditures of significant financial and managerial resources. In the ordinary course of its business, the Company is also subject to investigations or claims involving current and/or former employees and disputes involving commercial and regulatory matters. Regulatory matters include, among other things, audits and reviews of local and federal tax compliance, safety and employment practices, and environmental matters. Although the process of resolving regulatory matters and claims through litigation and other means is inherently uncertain, the Company is not aware of any such matter, legal proceeding or claim that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, and results of operations or cash flows. For all legal matters, an estimated liability is established in accordance with the loss contingencies accounting guidance. This estimated liability is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance.

The following is a summary of certain financial data for each of the segments:

	Three Months Ended December 31,
	2023	2022
Maintenance Services	$442.3	$483.2
Development Services	185.4	174.4
Eliminations	(1.0)	(1.7)
Net Service Revenues	$626.7	$655.9
Maintenance Services	$42.0	$50.5
Development Services	19.6	16.5
Corporate	(14.9)	(18.4)
Adjusted EBITDA(1)	$46.7	$48.6
Maintenance Services	$7.7	$24.0
Development Services	1.2	2.0
Corporate	1.2	1.2
Capital Expenditures	$10.1	$27.2

(1)
Presented below is a reconciliation of Net (loss) to Adjusted EBITDA:

	Three Months Ended December 31,
	2023	2022
Net (loss)	$(16.4)	$(18.9)
Interest expense	17.1	23.2
Income tax (benefit)	(5.7)	(5.5)
Depreciation expense	25.6	27.1
Amortization expense	10.1	11.9
Business transformation and integration costs (a)	10.7	4.7
Equity-based compensation (b)	5.3	5.7
COVID-19 related expenses (c)	—	0.4
Adjusted EBITDA	$46.7	$48.6

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation, and other costs.

	Three Months Ended December 31,
(in millions)	2023	2022
Severance and related costs	$2.5	$0.1
Business integration (d)	0.6	2.7
IT infrastructure, transformation, and other (e)	7.6	1.9
Business transformation and integration costs	$10.7	$4.7

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

13. Mezzanine Equity

Series A Convertible Preferred Stock

On August 28, 2023 (the “Original Issuance Date”), BrightView Holdings, Inc. entered into an Investment Agreement with each of Birch Equity Holdings, LP, a Delaware limited partnership, and Birch-OR Equity Holdings, LLC, a Delaware limited liability company (collectively, the “Investors”), pursuant to which the Company issued and sold, in a private placement, an aggregate of 500,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $500.0 (the “Issuance”), excluding issuance costs. During the period ended December 31, 2023, the Company paid in-kind dividends of $8.9 million in the aggregate on the Series A Preferred Stock which increased the aggregate liquidation preference of the Series A Preferred Stock by the same amount.

14. (Loss) Per Share of Common Stock

The Company calculates basic and diluted (loss) earnings per common share using the two-class method. The two-class method is an allocation formula that determines net (loss) income per common share for each share of common stock and Series A Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series A Convertible Preferred Stock based on their respective rights to receive dividends. The holders of the Series A Convertible Preferred Stock do not participate in losses. The holders of Series A Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock in an as-converted basis. Diluted net (loss) income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of unvested and unexercised stock compensation awards and the Series A Convertible Preferred Stock, using the more dilutive of either the two-class method or if-converted stock method.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Three Months Ended December 31,
	2023	2022
Numerator:
Net (loss)	$(16.4)	$(18.9)
Less: dividends on Series A convertible preferred shares	$8.9	$—
Net (loss) attributable to common stockholders	$(25.3)	$(18.9)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	93,986,000	93,252,000
Basic and diluted (loss) per share	$(0.27)	$(0.20)

Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	59,434,000	5,321,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

15. Subsequent events

On January 12, 2024, the Company completed the sale of one of its fully owned subsidiaries for total cash consideration of $51.6. The Maintenance Services operating segment includes the operations of the divested entity, and its results of operations are included in the Consolidated Statement of Operations for the three months ended December 31, 2023 and 2022. We expect to record a gain associated with this transaction which will be included in the company's results for the second quarter of fiscal year 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2023 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 16, 2023, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks, uncertainties and other factors outside of the Company's control. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships and trademarks, recognized when KKR acquired the Company on December 18, 2013 and in connection with businesses we have acquired since December 18, 2013.

Other (Income)

Other (income) consists primarily of investment gains and losses related to investments held in Rabbi Trust as well as losses on debt extinguishment.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the three months ended December 31, 2023, the Company incurred $0.6 million of integration costs related to acquisitions completed prior to fiscal 2024. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

Based on our most recent annual analysis as of July 1, 2023, the fair values for all three of our reporting units exceeded the carrying values, and therefore no indicators of impairment existed for those three reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 4.7%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if interest rates and market conditions continue to trend unfavorably or if our forecasts assumed in the fair value calculation are not realized. As of December 31, 2023, there was $1,803.5 million of goodwill recorded related to the Maintenance reporting unit.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended December 31,
(in millions)	2023	2022
Net service revenues	$626.7	$655.9
Cost of services provided	492.9	508.3
Gross profit	133.8	147.6
Selling, general and administrative expense	129.9	137.6
Amortization expense	10.1	11.9
(Loss) income from operations	(6.2)	(1.9)
Other (income)	(1.2)	(0.7)
Interest expense	17.1	23.2
(Loss) before income taxes	(22.1)	(24.4)
Income tax (benefit)	(5.7)	(5.5)
Net (loss)	$(16.4)	$(18.9)
Earnings (Loss) per Share	$(0.27)	$(0.20)
Adjusted EBITDA(1)	$46.7	$48.6
Adjusted Net Income(1)	$3.0	$(1.2)
Cash flows from operating activities	$26.2	$(29.6)
Free Cash Flow(1)	$17.3	$(55.4)

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended December 31, 2023 compared to Three Months Ended December 31, 2022

Net Service Revenues

Net service revenues for the three months ended December 31, 2023 decreased $29.2 million, or 4.5%, to $626.7 million, from $655.9 million in the 2022 period. The decrease was driven by a decrease in Maintenance Services revenues of $40.9 million, partially offset by an increase in Development Services revenues of $11.0 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended December 31, 2023 decreased $13.8 million, or 9.3%, to $133.8 million, from $147.6 million in the 2022 period. Gross margin decreased 120 basis points, to 21.3%, in the three months ended December 31, 2023, from 22.5% in the 2022 period. The decreases in gross profit and gross margin were driven by the decrease in Maintenance Services revenues as well as the increase in labor costs in our Development segment associated with the mix of projects relative to the prior year. Partially offsetting this was more efficient management of material costs versus the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2023 decreased $7.7 million, or 5.6%, to $129.9 million, from $137.6 million in the 2022 period. As a percentage of revenue, Selling, general and administrative expense decreased 30 basis points for the three months ended December 31, 2023 to 20.7%, from 21.0% in the 2022 period. The decrease was driven principally by decreases in compensation-related costs, offset by an increase in business transformation and integration costs during the period.

Amortization Expense

Amortization expense for the three months ended December 31, 2023 decreased $1.8 million, or 15.1%, to $10.1 million, from $11.9 million in the 2022 period. The decrease was principally due to a $1.0 million decrease in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition and a $0.8 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at the time of acquisition.

Other (Income)

Other income was $1.2 million for the three months ended December 31, 2023 compared to expense of $0.7 million in the 2022 period. The increase of $0.5 million was driven principally by the change in value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the three months ended December 31, 2023 decreased $6.1 million, or 26.3%, to $17.1 million, from $23.2 million in the 2022 period. The decrease was driven principally by the decrease in the long term debt balance, partially offset by an increase in rates.

Income Tax (Benefit)

For the three months ended December 31, 2023, Income tax (benefit) was $5.7 million, compared to $5.5 million in the 2022 period. The change was primarily attributable to the reduction in expense related to the vesting of restricted stock units that was recorded discretely in the current period.

Net (Loss)

Net (loss) for the three months ended December 31, 2023 increased $2.5 million to $16.4 million, from $18.9 million in the 2022 period due to the changes noted above. Net loss as a percentage of revenue was 2.6% for the three months ended December 31, 2023 compared to 2.9% in the 2022 period.

Dividends on Series A Convertible Preferred Shares

For the three months ended December 31, 2023 Dividends on Series A Convertible Preferred Shares were $8.9 million. The dividends on the Series A Convertible Preferred Stock were paid in kind, which increased the aggregate liquidation preference of the Series A Preferred Stock by the same amount.

Adjusted EBITDA

Adjusted EBITDA decreased $1.9 million for the three months ended December 31, 2023, to $46.7 million, from $48.6 million in the 2022 period. Adjusted EBITDA as a percentage of revenue was 7.5% and 7.4% for the three months ended December 31, 2023 and 2022, respectively. The decrease in Adjusted EBITDA was primarily driven by an decrease of $8.5 million, or 16.8% in Maintenance Services Segment Adjusted EBITDA, partially offset by an increase of $3.1 million, or 18.8% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income (Loss)

Adjusted net income for the three months ended December 31, 2023 increased $4.2 million to $3.0 million, from $(1.2) million in the 2022 period due to the changes noted above.

Non-GAAP Financial Measures

In addition to our GAAP financial measures, we review various non-GAAP financial measures including Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Earnings (Loss) per Share (“Adjusted EPS”) and Free Cash Flow.

We believe that Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net (loss) before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net Income (Loss) is defined as net (loss) including interest and depreciation and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net Income (Loss) divided by the Adjusted Weighted Average Number of Common Shares Outstanding. We define Adjusted Weighted Average Number of Common Shares Outstanding as the weighted average number of common shares outstanding used in the calculation of basic earnings per share plus shares of common stock related to the Series A Preferred Stock on an as-converted basis, assumed to be converted for the entire period. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted EPS

are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

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

Adjusted EBITDA, Adjusted Net (Loss), Adjusted EPS and Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net (loss) as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to the same or other similarly titled measures of other companies and can differ significantly from company to company.

Set forth below are the reconciliations of net (loss) to Adjusted EBITDA and Adjusted Net Income (Loss), and cash flows from operating activities to Free Cash Flow.

	Three Months Ended December 31,
(in millions)	2023	2022
Adjusted EBITDA
Net (loss)	$(16.4)	$(18.9)
Plus:
Interest expense, net	17.1	23.2
Income tax (benefit)	(5.7)	(5.5)
Depreciation expense	25.6	27.1
Amortization expense	10.1	11.9
Business transformation and integration costs (a)	10.7	4.7
Equity-based compensation (b)	5.3	5.7
COVID-19 related expenses (c)	—	0.4
Adjusted EBITDA	$46.7	$48.6
Adjusted Net Income (Loss)
Net (loss)	$(16.4)	$(18.9)
Plus:
Amortization expense	10.1	11.9
Business transformation and integration costs (a)	10.7	4.7
Equity-based compensation (b)	5.3	5.7
COVID-19 related expenses (c)	—	0.4
Income tax adjustment (d)	(6.7)	(5.0)
Adjusted Net Income (Loss)	$3.0	$(1.2)
Free Cash Flow
Cash flows provided by operating activities	$26.2	$(29.6)
Minus:
Capital expenditures	10.1	27.2
Plus:
Proceeds from sale of property and equipment	1.2	1.4
Free Cash Flow	$17.3	$(55.4)

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended December 31,
(in millions)	2023	2022
Severance and related costs	$2.5	$0.1
Business integration (e)	0.6	2.7
IT infrastructure, transformation, and other (f)	7.6	1.9
Business transformation and integration costs	$10.7	$4.7

(b)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(c)
Represents expenses related to the Company’s response to the COVID-19 pandemic, principally temporary and incremental salary and related expenses, personal protective equipment, cleaning and supply purchases, and other.
(d)
Represents the tax effect of pre-tax items excluded from Adjusted Net Income (Loss) and the removal of the applicable discrete tax items, which collectively result in a reduction of income tax (benefit). The tax effect of pre-tax items excluded from Adjusted Net Income (Loss) is computed using the statutory rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.

	Three Months Ended December 31,
(in millions)	2023	2022
Tax impact of pre-tax income adjustments	7.4	$6.0
Discrete tax items	(0.7)	(1.0)
Income tax adjustment	$6.7	$5.0

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

Segment Results for the Three Months Ended December 31, 2023 and 2022

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2023	2022	2023 vs. 2022
Net Service Revenues	$442.3	$483.2	(8.5)%
Segment Adjusted EBITDA	$42.0	$50.5	(16.8)%
Segment Adjusted EBITDA Margin	9.5%	10.5%	(100) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended December 31, 2023 decreased by $40.9 million, or 8.5%, from the 2022 period. Snow removal services revenue decreased $22.1 million, primarily due to lower snowfall relative to the prior period1. Commercial landscaping services decreased $18.8 million, or 4.5%, largely underpinned by a decline in our ancillary services business.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2023 decreased by $8.5 million to $42.0 million from $50.5 million in the 2022 period. Segment Adjusted EBITDA Margin decreased 100 basis points, to 9.5%, in the three months ended December 31, 2023, from 10.5% in the 2022 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by the decreases in net service revenues described above, partially offset by decreased labor-related costs.

Development Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2023	2022	2023 vs. 2022
Net Service Revenues	$185.4	$174.4	6.3%
Segment Adjusted EBITDA	$19.6	$16.5	18.8%
Segment Adjusted EBITDA Margin	10.6%	9.5%	110 bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended December 31, 2023 increased $11.0 million, or 6.3%, compared to the 2022 period. The increase was principally driven by an increase in Development Services project volumes of $11.0 million.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2023 increased $3.1 million, to $19.6 million, compared to the 2022 period. Segment Adjusted EBITDA Margin increased 110 basis points, to 10.6% for the quarter from 9.5% in the 2022 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increase in net service revenues described above, coupled with savings primarily from cost management initiatives.

1 As defined by the National Oceanic Atmospheric Administration, U.S. Department of Commerce (“NOAA”) for the Company's footprint during the respective three-month periods

Liquidity and Capital Resources

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

(in millions)	December 31, 2023	September 30, 2023
Cash and cash equivalents	$64.5	$67.0
Long-term debt	879.8	888.1
Total debt	$879.8	$888.1

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended December 31,
(in millions)	2023	2022
Operating activities	$26.2	$(29.6)
Investing activities	$(8.6)	$(35.0)
Financing activities	$(20.1)	$66.9
Free Cash Flow (1)	$17.3	$(55.4)

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by (used in) operating activities for the three months ended December 31, 2023 increased $55.8 million, to $26.2 million, from a cash use of $29.6 million in the 2022 period. This increase was due to increases in cash provided by accounts receivable, and unbilled and deferred revenue. This was partially offset by an increase in cash used by accounts payable and other operating liabilities, and other operating assets.

Cash Flows used in Investing Activities

Net cash used in investing activities decreased $26.4 million to $8.6 million for the three months ended December 31, 2023 from $35.0 million in the 2022 period. The decrease was principally driven by a decrease of $17.1 million in capital expenditures and a decrease of $10.0 million in cash used for acquisitions in comparison to the prior period.

Cash Flows (used) provided by Financing Activities

Net cash flows used in financing activities of $20.1 million for the three months ended December 31, 2023 included repayments of our Receivables Financing Agreement of $9.5 million, repayments of finance lease obligations of $7.5 million and repurchases of common stock and distributions of $2.5 million.

Free Cash Flow

Free Cash Flow increased $72.7 million to an inflow of $17.3 million for the three months ended December 31, 2023 from an outflow of $55.4 million in the 2022 period. The increase in Free Cash Flow was due to an increase in net cash provided by operating activities coupled with a decrease in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	December 31, 2023	September 30, 2023
Net Working Capital:
Current assets	$690.9	$742.1
Less: Current liabilities	421.2	466.7
Net working capital	$269.7	$275.4

Net working capital is defined as current assets less current liabilities. Net working capital decreased $5.7 million to $269.7 million at December 31, 2023, from $275.4 million at September 30, 2023, primarily driven by a decrease in unbilled revenue of $35.7 million coupled with a decrease in accounts receivable of $23.4 million and an increase in deferred revenue of $22.7 million. This was partially offset by a decrease in accrued expense and other current assets of $50.7 million coupled with an increase in other current assets of $10.4 million.

Description of Indebtedness

As of December 31, 2023, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of December 31, 2023, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2023 in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2023.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023 at a reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on November 16, 2023.

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

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
3.4	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)
10.1*

Sixth Amendment to the Purchase and Sale Agreement and Waiver, dated as of December 29, 2023, by and among BrightView Landscapes, LLC, as Servicer and an Originator, U.S. Lawns, Inc. as an Originator, BrightView Chargers, Inc. as an Originator, various parties listed on the signature pages thereto as Originators, BrightView Funding LLC, as Buyer, the Company as Performance Guarantor, PNC Bank, National Association as Administrative Agent, and MUFG Bank, Ltd. as Lender.

10.2*

Assignment Agreement (relating to the Receivables Financing Agreement, dated as of April 28, 2017, as amended and the Purchase and Sale Agreement, dated as of April 28, 2017, as amended), dated as of December 29, 2023, by and between U.S. Lawns, Inc. and BrightView Funding LLC.

10.3*†	The BrightView Executive Savings Plan
10.4*†	Adoption Agreement for the BrightView Executive Savings Plan, dated as of October 1, 2008, by and between The Brickman Group Ltd. LLC and Fidelity Management Trust Company
10.5*†	First Amendment to the Adoption Agreement for the BrightView Executive Savings Plan, dated as of December 13, 2022, by and between BrightView Landscapes, LLC and Fidelity Management Trust Company
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: January 31, 2024	By:	/s/ Brian Jackson

Brian Jackson
Chief Accounting Officer
(Principal Accounting Officer)