Form 10-Q
period 2024-06-30
BrightView Holdings, Inc.
filed 2024-07-31
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2024 was 94,600,000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provision of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10¬Q, including statements concerning our plans, objectives, goals, beliefs, business outlook, business trends, expectations regarding our industry, strategy, future events, future operations, future liquidity and financial position, future revenues, projected costs, prospects, plans and objectives of management and other information, may be forward-looking statements.

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
•
the potential impacts on revenues and our financial condition caused by any disposition of assets or discontinuation of lines of business;
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
•
the ability of KKR BrightView Aggregator L.P., Birch-OR Equity Holdings, LLC and Birch Equity Holdings, LP, which collectively hold approximately 58.7% of our shares as of June 30, 2024, to exert significant influence over us;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	June 30, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$115.9	$67.0
Accounts receivable, net	446.4	442.3
Unbilled revenue	123.5	143.5
Other current assets	74.3	89.3
Total current assets	760.1	742.1
Property and equipment, net	355.6	315.2
Intangible assets, net	104.1	132.3
Goodwill	2,015.7	2,021.4
Operating lease assets	83.0	86.1
Other assets	44.7	55.1
Total assets	$3,363.2	$3,352.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$140.5	$136.2
Deferred revenue	94.6	68.2
Current portion of self-insurance reserves	54.2	54.8
Accrued expenses and other current liabilities	210.0	180.2
Current portion of operating lease liabilities	25.3	27.3
Total current liabilities	524.6	466.7
Long-term debt, net	807.0	888.1
Deferred tax liabilities	40.5	51.1
Self-insurance reserves	111.1	105.1
Long-term operating lease liabilities	64.0	65.1
Other liabilities	45.1	34.6
Total liabilities	1,592.3	1,610.7
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of June 30, 2024 and September 30, 2023, aggregate liquidation preference of $512.0 and $503.2 as of June 30, 2024 and September 30, 2023, respectively	507.1	498.2
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and September 30, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 108,000,000 and 106,600,000 shares issued and 94,600,000 and 93,600,000 shares outstanding as of June 30, 2024 and September 30, 2023, respectively	1.1	1.1
Treasury stock, at cost; 13,400,000 and 13,000,000 shares as of June 30, 2024 and September 30, 2023, respectively	(173.5)	(170.4)
Additional paid-in capital	1,520.0	1,530.8
Accumulated deficit	(94.5)	(135.3)
Accumulated other comprehensive income	10.7	17.1
Total stockholders’ equity	1,263.8	1,243.3
Total liabilities, mezzanine equity and stockholders’ equity	$3,363.2	$3,352.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net service revenues	$738.8	$766.0	$2,038.4	$2,072.3
Cost of services provided	561.2	567.4	1,575.0	1,579.0
Gross profit	177.6	198.6	463.4	493.3
Selling, general and administrative expense	120.1	136.6	375.0	413.0
Gain on divestiture	(0.1)	—	(44.0)	—
Amortization expense	8.6	10.8	27.4	33.7
Income from operations	49.0	51.2	105.0	46.6
Other expense (income)	0.5	(0.6)	(1.5)	(2.1)
Interest expense, net	15.1	27.4	48.2	78.3
Income (loss) before income taxes	33.4	24.4	58.3	(29.6)
Income tax expense (benefit)	9.9	7.6	17.5	(5.5)
Net income (loss)	$23.5	$16.8	$40.8	$(24.1)
Less: dividends on Series A convertible preferred shares	8.9	—	26.7	—
Net income (loss) attributable to common stockholders	$14.6	$16.8	$14.1	$(24.1)
Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$0.10	$0.18	$0.09	$(0.26)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$23.5	$16.8	$40.8	$(24.1)
Net derivative gains (losses) and other costs arising during the period, net of tax expense of $0.8; $5.8; $0.0; and $6.2, respectively (1)	2.5	16.0	(0.2)	17.2
Reclassification of (gains) into net income (loss), net of tax (expense) of $(0.8); $(0.5); $(2.3); and $(1.5), respectively	(2.1)	(2.1)	(6.2)	(5.4)
Other comprehensive income (loss)	0.4	13.9	(6.4)	11.8
Comprehensive income (loss)	$23.9	$30.7	$34.4	$(12.3)

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended June 30, 2024 and 2023

(Unaudited)

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, March 31, 2024	107.9	$1.1	$1,523.4	$(118.0)	$10.3	$(172.9)	$1,243.9	0.5	$507.1
Net income	—	—	—	23.5	—	—	23.5	—	—
Other comprehensive income, net of tax	—	—	—	—	0.4	—	0.4	—	—
Capital contributions and issuance of common stock	0.1	—	0.4	—	—	—	0.4	—	—
Equity-based compensation	—	—	5.1	—	—	—	5.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(0.6)	(0.6)	—	—
Series A Preferred Stock dividends	—	—	(8.9)	—	—	—	(8.9)	—	—
Balance, June 30, 2024	108.0	$1.1	$1,520.0	$(94.5)	$10.7	$(173.5)	$1,263.8	0.5	$507.1

Balance, September 30, 2023	106.6	$1.1	$1,530.8	$(135.3)	$17.1	$(170.4)	$1,243.3	0.5	$498.2
Net income	—	—	—	40.8	—	—	40.8	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(6.4)	—	(6.4)	—	—
Capital contributions and issuance of common stock	1.4	—	0.8	—	—	—	0.8	—	—
Equity-based compensation	—	—	15.1	—	—	—	15.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(3.1)	(3.1)	—	—
Series A Preferred Stock dividends	—	—	(26.7)	—	—	—	(26.7)	—	8.9
Balance, June 30, 2024	108.0	$1.1	$1,520.0	$(94.5)	$10.7	$(173.5)	$1,263.8	0.5	$507.1

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, March 31, 2023	106.4	$1.1	$1,522.8	$(168.5)	$(0.1)	$(169.4)	$1,185.9	—	$—
Net income	—	—	—	16.8	—	—	16.8	—	—
Other comprehensive income, net of tax	—	—	—	—	13.9	—	13.9	—	—
Capital contributions and issuance of common stock	(0.1)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	3.9	—	—	—	3.9	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(0.1)	(0.1)	—	—
Balance, June 30, 2023	106.3	$1.1	$1,526.7	$(151.7)	$13.8	$(169.5)	$1,220.4	—	$—

Balance, September 30, 2022	105.7	$1.1	$1,509.5	$(127.6)	$2.0	$(168.2)	$1,216.8	—	$—
Net (loss)	—	—	—	(24.1)	—	—	(24.1)	—	—
Other comprehensive income, net of tax	—	—	—	—	11.8	—	11.8	—	—
Capital contributions and issuance of common stock	0.6	—	1.5	—	—	—	1.5	—	—
Equity-based compensation	—	—	15.7	—	—	—	15.7	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(1.3)	(1.3)	—	—
Balance, June 30, 2023	106.3	$1.1	$1,526.7	$(151.7)	$13.8	$(169.5)	$1,220.4	—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$40.8	$(24.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	79.8	80.9
Amortization of intangible assets	27.4	33.7
Amortization of financing costs and original issue discount	2.0	2.7
Loss on debt extinguishment	0.6	—
Deferred taxes	(10.1)	(23.0)
Equity-based compensation	15.1	15.7
Realized gain on hedges	(8.5)	(6.9)
Gain on divestiture	(44.0)	—
Other non-cash activities	(6.0)	0.1
Change in operating assets and liabilities:
Accounts receivable	(9.9)	(53.3)
Unbilled and deferred revenue	47.1	11.0
Other operating assets	21.4	17.3
Accounts payable and other operating liabilities	(3.6)	35.2
Net cash provided by operating activities	152.1	89.3
Cash flows from investing activities:
Purchase of property and equipment	(46.0)	(57.9)
Proceeds from sale of property and equipment	14.1	6.8
Business acquisitions, net of cash acquired	—	(13.8)
Proceeds from divestiture	51.6	—
Other investing activities	3.2	1.9
Net cash provided (used) by investing activities	22.9	(63.0)
Cash flows from financing activities:
Repayments of finance lease obligations	(26.4)	(20.9)
Repayments of term loan	—	(9.0)
Repayments of receivables financing agreement	(82.2)	(448.0)
Repayments of revolving credit facility	—	(33.5)
Proceeds from receivables financing agreement, net of issuance costs	0.5	460.0
Proceeds from revolving credit facility	—	33.5
Debt issuance and prepayment costs	(2.4)	—
Series A preferred stock dividend	(8.9)	—
Proceeds from issuance of common stock, net of share issuance costs	1.3	1.0
Repurchase of common stock and distributions	(3.1)	(1.3)
Contingent business acquisition payments	(4.7)	(18.5)
Other financing activities	(0.2)	(0.1)
Net cash (used) by financing activities	(126.1)	(36.8)
Net change in cash and cash equivalents	48.9	(10.5)
Cash and cash equivalents, beginning of period	67.0	20.1
Cash and cash equivalents, end of period	$115.9	$9.6
Supplemental Cash Flow Information:
Cash paid (received) for income taxes, net	$14.8	$(18.4)
Cash paid for interest	$61.9	$62.9
Non-cash Series A Preferred Stock dividends	$8.9	$—
Accrual for property and equipment	$21.3	$—

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

2. Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of June 30, 2024, the Company was not party to any contracts, hedging relationships, or other transactions affected by reference rate reform.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact of ASU No. 2023-07 on its consolidated financial statements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Landscape Maintenance	$516.2	$555.3	$1,256.3	$1,335.8
Snow Removal	8.5	9.3	221.2	209.9
Maintenance Services	524.7	564.6	1,477.5	1,545.7
Development Services	215.0	203.4	564.8	533.3
Eliminations	(0.9)	(2.0)	(3.9)	(6.7)
Net service revenues	$738.8	$766.0	$2,038.4	$2,072.3

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of June 30, 2024, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $556.4. The Company expects to recognize revenue on 58% of the remaining performance obligations over the next 12 months and an additional 42% over the 12 months thereafter.

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

There were $139.7 of amounts billed and $119.7 of additions to our unbilled revenue balance during the nine month period ended June 30, 2024.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the nine month period ended June 30, 2024 were as follows:

Deferred Revenue
Balance, September 30, 2023	$68.2
Recognition of revenue	(850.1)
Deferral of revenue	877.4
Divestiture (Note 6)	(0.9)
Balance, June 30, 2024	$94.6

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

4. Accounts Receivable, net

Accounts receivable of $446.4 and $442.3, is net of an allowance for doubtful accounts of $10.0 and $5.1 and includes amounts of retention on incomplete projects to be completed within one year of $61.7 and $58.7 as of June 30, 2024 and September 30, 2023, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	June 30, 2024	September 30, 2023
Land	—	$42.9	$44.7
Buildings and leasehold improvements	2-40 yrs.	45.9	45.6
Operating equipment	2-7 yrs.	384.1	338.8
Transportation vehicles	3-7 yrs.	377.3	351.9
Office equipment and software	3-10 yrs.	74.0	68.7
Construction in progress	—	4.4	7.7
Property and equipment		928.6	857.4
Less: Accumulated depreciation		573.0	542.2
Property and equipment, net		$355.6	$315.2

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $28.1 and $26.4 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense related to property and equipment was $79.8 and $80.9 for the nine months ended June 30, 2024 and 2023, respectively.

6. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks, and non-compete agreements. Amortization expense related to intangible assets was $8.6 and $10.8 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $27.4 and $33.7 for the nine months ended June 30, 2024 and 2023, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. The weighted average amortization periods of intangible assets acquired during the nine months ended June 30, 2023 was seven years.

Intangible assets, net, as of June 30, 2024 and September 30, 2023 consisted of the following:

		June 30, 2024		September 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$715.9	$(611.8)	$725.5	$(594.1)
Trademarks	12 yrs.	—	—	3.8	(2.9)
Non-compete agreements	5 yrs.	—	—	2.7	(2.7)
Total intangible assets		$715.9	$(611.8)	$732.0	$(599.7)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2023 and June 30, 2024:

	Maintenance Services	Development Services	Total
Balance, September 30, 2022	$1,792.7	$216.1	$2,008.8
Acquisitions (1)	10.7	1.9	12.6
Balance, September 30, 2023	$1,803.4	$218.0	$2,021.4
Acquisitions (1)	0.1	—	0.1
Divestiture	(5.8)	—	(5.8)
Balance, June 30, 2024	$1,797.7	$218.0	$2,015.7
(1)
The acquisitions adjustment includes the immaterial impact of foreign currency adjustments during the period.

Acquisitions

During the nine months ended June 30, 2023, the Company acquired, through a series of separate transactions, 100% of the operations of three unrelated companies, all of which were allocated to Maintenance Services. The Company paid approximately $13.8 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The purchase accounting related to these acquisitions was finalized within one year from each acquisition date. As a result of the final purchase accounting, certain of the fair value amounts previously estimated were adjusted during the measurement period. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The measurement period adjustments were not material to the Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023. The identifiable assets acquired were primarily customer relationship intangible assets of $4.0. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce. A portion of the goodwill resulting from these acquisitions is deductible for tax purposes.

Divestitures

On January 12, 2024, the Company completed the sale of one of its fully owned subsidiaries, U.S. Lawns, for total cash consideration of $51.6. The gain on the transaction of $44.0 is included in Gain on divestiture in the Consolidated Statement of Operations for the nine months ended June 30, 2024. The Maintenance Services operating segment includes the operations of the divested entity, and its results of operations are included in the Consolidated Statement of Operations through January 12, 2024.

7. Long-term Debt

Long-term debt consists of the following:

	June 30, 2024	September 30, 2023
Series B term loan	$732.5	$731.7
Receivables financing agreement	81.3	163.0
Financing costs, net	(6.8)	(6.6)
Long-term debt, net	$807.0	$888.1

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

On April 22, 2022, the Company, entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the existing Credit Agreement was amended to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. Debt repayments for the Series B Term Loan totaled $9.0 for the nine months ended June 30, 2023.

On August 28, 2023, the Company voluntarily repaid $450.0 of the amount outstanding under the Company’s Amendment Agreement.

On August 31, 2023, the Company entered into Amendment No. 7 to the Credit Agreement (the “Seventh Credit Agreement Amendment”). The Seventh Credit Agreement Amendment (i) amends the definition of “Permitted Holders” to include Birch Equity Holdings, LP, a Delaware limited partnership, Birch-OR Equity Holdings, LLC, a Delaware limited liability company and One Rock Capital Partners, LLC and (ii) provides for a 1.00% prepayment premium for voluntary prepayments made in connection with repricing transactions or amendments made where the primary purpose of which is to decrease the effective yield, and which shall be applicable until six months after entering into the Seventh Credit Agreement Amendment.

On May 28, 2024, the Company entered into Amendment No. 8 to the Credit Agreement (the “Eighth Credit Agreement Amendment”). Under the Eighth Credit Agreement Amendment, the existing Series B Term Loans were amended to bear interest at a rate per annum based on a secured overnight funding rate (“Term SOFR”), plus a margin of 2.50% or a base rate (“ABR”) plus a margin of 1.50%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively.

Revolving credit facility

The Company has a five-year $300.0 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027. Under the Eighth Credit Agreement Amendment, the Revolving Credit Facility currently bears interest at a rate per annum equal to Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.0% to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement as in effect prior to the Amendment Agreement. During the nine months ended June 30, 2023 the Company borrowed and repaid $33.5 against the capacity. The Company had $42.6 of letters of credit issued and outstanding as of June 30, 2024 and September 30, 2023.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”).

On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The Fifth Amendment (i) increased the borrowing capacity to $325.0, and (ii) extended the term through June 27, 2027.

All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the nine months ended June 30, 2024 the Company borrowed $0.5 against the capacity and voluntarily repaid $82.2. During the nine months ended June 30, 2023 the Company borrowed $460.0 against the capacity and voluntarily repaid $448.0. The Company had $81.2 of letters of credit issued and outstanding as of June 30, 2024 and $30.4 of letters of credit issued and outstanding as of September 30, 2023.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2024 and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2024	$—
2025	—
2026	—
2027	81.3
2028	—
2029 and thereafter	738.0
Total long-term debt	819.3
Less: Current maturities	—
Less: Original issue discount	5.5
Less: Financing costs	6.8
Total long-term debt, net	$807.0

The Company has estimated the fair value of its long-term debt to be approximately $822.1 and $900.1 as of June 30, 2024 and September 30, 2023, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024 and September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and September 30, 2023:

	June 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$9.8	$9.8	$—	$—
Interest rate derivative contracts	13.3	—	13.3	—
Total assets	$23.1	$9.8	$13.3	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$0.2	$—	$0.2	$—
Other liabilities:
Obligation to Rabbi Trust	9.8	9.8	—	—
Total liabilities	$10.0	$9.8	$0.2	$—

	September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.9	$10.9	$—	$—
Interest rate derivative contracts	21.3	—	21.3	—
Total Assets	$32.2	$10.9	$21.3	$—
Other liabilities:
Obligation to Rabbi Trust	$10.9	$10.9	$—	$—
Total Liabilities	$10.9	$10.9	$—	$—

Hedging Activities

As of June 30, 2024 and September 30, 2023, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

The notional amount of interest rate contracts was $600.0 and $600.0 at June 30, 2024 and September 30, 2023, respectively. As of June 30, 2024, net deferred gain on the interest rate swaps of $6.1, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Income recognized in Other comprehensive income (loss)	$3.6	$21.9	$—	$23.4
Net income reclassified from Accumulated other comprehensive income into Interest expense	2.8	2.6	8.4	6.9

Fuel Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In March 2024, the Company entered into a fuel swap agreement with a notional volume of 4.0 million gallons covering the period March 4, 2024 through February 24, 2025. The net deferred loss on the fuel swap as of June 30, 2024 was immaterial and is expected to be recognized in Cost of services provided over the next 9 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
(Loss) recognized in Other comprehensive income (loss)	$(0.2)	$—	$(0.1)	$—
Net gain reclassified from Accumulated other comprehensive income into Cost of services provided	0.1	—	0.1	—

9. Income Taxes

The following table summarizes the Company’s income tax expense (benefit) and effective income tax rate for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$33.4	$24.4	$58.3	$(29.6)
Income tax expense (benefit)	9.9	7.6	17.5	(5.5)
Effective income tax rate	29.6%	31.1%	30.0%	18.6%

The decrease in the effective tax rate for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023, is primarily attributable to the distribution of pre-tax earnings across legal entities.

The increase in the effective tax rate for the nine months ended June 30, 2024, when compared to the nine months ended June 30, 2023, is primarily attributable to the increase in pre-tax book income from the gain on sale of the U.S. Lawns subsidiary as well as the distribution of pre-tax earnings across legal entities.

10. Equity-Based Compensation

Amended and Restated 2018 Omnibus Incentive Plan

On June 28, 2018 (and as amended and restated on March 10, 2020 and March 5, 2024), in connection with the IPO, the Company’s Board of Directors adopted, and its stockholders approved, the BrightView Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the 2018 Omnibus Incentive Plan is 24,650,000 Under the 2018 Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock, other equity-based awards and other cash-based awards to employees, directors, officers, consultants and advisors.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the nine month period ended June 30, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	213,000	$14.66
Less: Forfeited	88,000	$14.66
Outstanding at June 30, 2024	125,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the nine month period ended June 30, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	3,021,000	$9.32
Granted	2,584,000	$8.00
Less: Vested	1,285,000	$9.67
Less: Forfeited	617,000	$8.81
Outstanding at June 30, 2024	3,703,000	$8.37

During the nine month period ended June 30, 2024, the Company issued 2,584,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $8.00 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $18.0 over the requisite service period. During the nine month period ended June 30, 2024, 1,285,000 RSUs vested and 617,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the nine month period ended June 30, 2024 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2023	4,449,000	$19.06
Less: Exercised	38,000	$13.66
Less: Forfeited	1,160,000	$19.08
Outstanding at June 30, 2024	3,251,000	$19.11
Vested and exercisable at June 30, 2024	2,731,000	$19.05
Expected to vest after June 30, 2024	520,000	$19.43

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the nine month period ended June 30, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	512,000	$7.48
Granted	918,000	$7.35
Less: Forfeited	303,000	$7.39
Outstanding at June 30, 2024	1,127,000	$7.40

During the nine month period ended June 30, 2024, the Company issued 918,000 performance stock units (“PSUs”) at a weighted average distribution price of $7.35 per share and a weighted average grant date fair value of $7.35 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant will be approximately $6.3 over the requisite service period. During the nine month period ended June 30, 2024, no PSUs vested and 303,000 PSUs were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $5.1 and $3.9 in equity-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recognized $15.1 and $15.7 in equity-based compensation expense for the nine month periods ended June 30, 2024 and 2023, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $34.4 and $23.7 as of June 30, 2024 and September 30, 2023, respectively, which is expected to be recognized over a weighted average period of 1.2 and 1.1 years as of June 30, 2024 and September 30, 2023, respectively.

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

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at June 30, 2024 was $165.3, of which $54.2 was classified in current liabilities and $111.1 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2023 was $159.9, of which $54.8 was classified in current liabilities and $105.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2024 includes $16.1 related to claims recoverable from third-party insurance carriers. Corresponding assets of $4.8 and $11.3 are recorded at June 30, 2024, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2023 includes $18.1 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.3 and $12.8 were recorded at September 30, 2023, as Other current assets and Other assets, respectively.

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

The following is a summary of certain financial data for each of the segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Maintenance Services	$524.7	$564.6	$1,477.5	$1,545.7
Development Services	215.0	203.4	564.8	533.3
Eliminations	(0.9)	(2.0)	(3.9)	(6.7)
Net Service Revenues	$738.8	$766.0	$2,038.4	$2,072.3
Maintenance Services	$89.3	$94.0	$197.8	$196.2
Development Services	31.1	24.1	65.1	53.6
Corporate	(12.5)	(16.3)	(43.4)	(52.7)
Adjusted EBITDA(1)	$107.9	$101.8	$219.5	$197.1
Maintenance Services	$15.4	$9.3	$31.9	$46.0
Development Services	5.8	2.5	10.2	7.2
Corporate	2.0	3.4	3.9	4.7
Capital Expenditures	$23.2	$15.2	$46.0	$57.9

(1)
Presented below is a reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$23.5	$16.8	$40.8	$(24.1)
Interest expense, net	15.1	27.4	48.2	78.3
Income tax expense (benefit)	9.9	7.6	17.5	(5.5)
Depreciation expense	28.1	26.4	79.8	80.9
Amortization expense	8.6	10.8	27.4	33.7
Business transformation and integration costs (a)	17.1	8.9	33.9	17.5
Gain on divestiture (b)	(0.1)	—	(44.0)	—
Equity-based compensation (c)	5.1	3.9	15.3	15.9
COVID-19 related expenses (d)	—	—	—	0.4
Debt extinguishment (e)	0.6	—	0.6	—
Adjusted EBITDA	$107.9	$101.8	$219.5	$197.1

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation, and other costs.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Severance and related costs	$4.3	$4.1	$10.5	$6.0
Business integration (f)	0.4	2.8	(0.5)	5.3
IT infrastructure, transformation, and other (g)	12.4	2.0	23.9	6.2
Business transformation and integration costs	$17.1	$8.9	$33.9	$17.5

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
(e)
Represents losses on the extinguishment of debt related to Amendment No. 8 to the Credit Agreement and includes the write-off of deferred finance fees and original issue discount.
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

On June 21, 2024 the company declared a cash dividend of $8.9 in aggregate on the Series A Preferred Stock, which was paid to the Investors on July 1, 2024. The accrued dividend is presented within Accrued expense and other current liabilities on the Consolidated Balance Sheet as of June 30, 2024.

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

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings (Loss) per common share
Numerator:
Net income (loss)	$23.5	$16.8	$40.8	$(24.1)
Less: dividends on Series A convertible preferred shares	(8.9)	—	(26.7)	—
Less: Earnings allocated to Convertible Preferred Shares	(5.3)	—	(5.1)	—
Net income (loss) available to common shareholders	$9.3	$16.8	$9.0	$(24.1)

Denominator:
Weighted average number of common shares outstanding – basic	94,549,000	93,504,000	94,668,000	93,409,000

Basic earnings (loss) per share	$0.10	$0.18	$0.09	$(0.26)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders – diluted	$9.3	$16.8	$9.0	$(24.1)
Denominator:
Weighted average number of common shares outstanding – basic	94,549,000	93,504,000	94,668,000	93,409,000
Dilutive effect of:
Stock compensation awards	2,123,000	497,000	1,133,000	—
Series A convertible preferred stock	—	—	—	—
Weighted average number of common shares outstanding – diluted	96,672,000	94,001,000	95,801,000	93,409,000

Diluted earnings (loss) per share	$0.10	$0.18	$0.09	$(0.26)

Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	55,369,000	4,663,000	57,011,000	4,712,000

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

Other Expense (Income)

Other expense (income) consists primarily of investment gains related to investments held in Rabbi Trust.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to execute our “strong-on-strong” acquisition strategy in which we focus on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services. As we continue to selectively pursue acquisitions that complement our “strong-on-strong” acquisition strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale, as well as provide stable and potentially expanding career opportunities for employees of acquired businesses. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the nine months ended June 30, 2024, the Company incurred $(0.5) million of integration costs related to acquisitions completed prior to fiscal 2024. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, fleet and uniform rebranding costs and adjustments to performance-based contingent consideration. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

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

Based on our most recent annual analysis as of July 1, 2023, the fair values for all identified reporting units exceeded the carrying values, and therefore no indicators of impairment existed for the reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 4.7%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if interest rates and market conditions continue to trend unfavorably or if our forecasts assumed in the fair value calculation are not realized. As of June 30, 2024, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net service revenues	$738.8	$766.0	$2,038.4	$2,072.3
Cost of services provided	561.2	567.4	1,575.0	1,579.0
Gross profit	177.6	198.6	463.4	493.3
Selling, general and administrative expense	120.1	136.6	375.0	413.0
Gain on divestiture	(0.1)	—	(44.0)	—
Amortization expense	8.6	10.8	27.4	33.7
Income from operations	49.0	51.2	105.0	46.6
Other expense (income)	0.5	(0.6)	(1.5)	(2.1)
Interest expense, net	15.1	27.4	48.2	78.3
Income (loss) before income taxes	33.4	24.4	58.3	(29.6)
Income tax expense (benefit)	9.9	7.6	17.5	(5.5)
Net income (loss)	$23.5	$16.8	$40.8	$(24.1)
Earnings (Loss) per Share	$0.10	$0.18	$0.09	$(0.26)
Adjusted EBITDA(1)	$107.9	$101.8	$219.5	$197.1
Adjusted Net Income(1)	$48.3	$41.4	$68.1	$33.5
Cash flows from operating activities	$42.7	$34.3	$152.1	$89.3
Free Cash Flow(1)	$31.0	$22.3	$120.2	$38.2

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Net Service Revenues

Net service revenues for the three months ended June 30, 2024 decreased $27.2 million, or 3.6%, to $738.8 million, from $766.0 million in the 2023 period. The decrease was driven by a decrease in Maintenance Services revenues of $39.9 million, partially offset by an increase in Development Services revenues of $11.6 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended June 30, 2024 decreased $21.0 million, or 10.6%, to $177.6 million, from $198.6 million in the 2023 period. Gross margin decreased 190 basis points, to 24.0%, in the three months ended June 30, 2024, from 25.9% in the comparable 2023 period. The decreases in gross profit and gross margin were primarily driven by the decrease in Net Services revenues coupled with increased labor costs. Partially offsetting this was lower subcontractor costs resulting from our strategic reduction in non-core businesses.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2024 decreased $16.5 million, or 12.1%, to $120.1 million, from $136.6 million in the 2023 period. As a percentage of revenue, Selling, general and administrative expense decreased 150 basis points for the three months ended June 30, 2024 to 16.3%, from 17.8% in the 2023 period. The decrease was driven by lower labor related costs as a result of the company's cost management initiatives.

Amortization Expense

Amortization expense for the three months ended June 30, 2024 decreased $2.2 million, or 20.4%, to $8.6 million, from $10.8 million in the 2023 period. The decrease was principally due to a $1.0 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, combined with a $1.2 million decrease in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Expense (Income)

Other expense was $0.5 million for the three months ended June 30, 2024 compared to income of $0.6 million in the 2023 period. The increase of $1.1 million was driven principally by the loss on debt extinguishment combined with the change in value of investments held in the Rabbi Trust.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2024 decreased $12.3 million, or 44.9%, to $15.1 million, from $27.4 million in the 2023 period. The decrease was driven by lower interest expense as a result of the decrease in the long-term debt balance combined with an increase in interest income associated with the increase in cash and cash equivalents balance.

Income Tax Expense (Benefit)

For the three months ended June 30, 2024, Income tax expense was $9.9 million compared to $7.6 million in the 2023 period. The increase was primarily attributable to the distribution of pre-tax earnings across legal entities.

Net Income

For the three months ended June 30, 2024, Net income was $23.5 million compared to $16.8 million in the 2023 period due to the changes noted above. Net income as a percentage of revenue was 3.2% for the three months ended June 30, 2024, compared to 2.2% for the three months ended June 30, 2023.

Adjusted EBITDA

Adjusted EBITDA increased $6.1 million for the three months ended June 30, 2024, to $107.9 million, from $101.8 million in the 2023 period. Adjusted EBITDA as a percentage of revenue was 14.6% and 13.3% for the three months ended June 30, 2024 and 2023, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $7.0 million, or 29.0%, in Development Services Segment Adjusted EBITDA, combined with an decrease of $4.7 million, or 5.0%, in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2024 increased $6.9 million to $48.3 million, from $41.4 million in the 2023 period due to the changes noted above.

Nine Months Ended June 30, 2024 compared to Nine Months Ended June 30, 2023

Net Service Revenues

Net service revenues for the nine months ended June 30, 2024 decreased $33.9 million, or 1.6%, to $2,038.4 million, from $2,072.3 million in the 2023 period. The decrease was driven by a decrease in Maintenance Services revenues of $68.2 million which was partially offset by an increase in Development Services revenues of $31.5 million.

Gross Profit

Gross profit for the nine months ended June 30, 2024 decreased $29.9 million, or 6.1%, to $463.4 million, from $493.3 million in the 2023 period. Gross margin decreased 110 basis points, to 22.7%, in the nine months ended June 30, 2024, from 23.8% in the 2023 period. The decreases in gross profit and gross margin were primarily driven by the decrease in net services revenues coupled with increased labor costs. Partially offsetting this was lower subcontractor costs as a result of our strategic reduction in non-core businesses.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended June 30, 2024 decreased $38.0 million, or 9.2%, to $375.0 million, from $413.0 million in the 2023 period. As a percentage of revenue, Selling, general and administrative expense decreased 150 basis points for the nine months ended June 30, 2024 to 18.4%, from 19.9% in the 2023 period. The decrease was driven primarily by decreases in compensation-related costs as a result of cost cutting measures.

Gain on divestiture

Gain on divestiture for the nine months ended June 30, 2024 was $44.0 million which consisted of the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024.

Amortization Expense

Amortization expense for the nine months ended June 30, 2024 decreased $6.3 million, or 18.7%, to $27.4 million, from $33.7 million in the 2023 period. The decrease was due to a $3.0 million decrease in the amortization of historical intangible assets recognized in connection with the KKR Acquisition and the ValleyCrest Acquisition, based on the pattern consistent with expected future cash flows calculated at that time, combined with a $3.3 million decrease in amortization expense for intangible assets recognized in connection with our acquired businesses subsequent to the ValleyCrest Acquisition.

Other Income

Other income was $1.5 million for the nine months ended June 30, 2024 compared to $2.1 million in the 2023 period. The decrease of $0.6 million was driven principally the loss on debt extinguishment.

Interest Expense, net

Interest expense for the nine months ended June 30, 2024 decreased $30.1 million, or 38.4%, to $48.2 million, from $78.3 million in the 2023 period. The decrease was driven principally by lower interest expense as a result of the decrease in the long-term debt balance combined with an increase in interest income associated with the increase in the cash and cash equivalents balance.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended June 30, 2024, was $17.5 million compared to income tax benefit of $5.5 million in the 2023 period. The increase was primarily attributable to the increase in pre-tax book income from the gain on sale of the U.S. Lawns subsidiary as well as the distribution of pre-tax earnings across legal entities.

Net Income (Loss)

For the nine months ended June 30, 2024, Net income was $40.8 million compared to net loss of $24.1 million in the 2023 period due to the changes noted above. Net income as a percentage of revenue was 2.0% for the nine months ended June 30, 2024 compared to net loss as a percentage of revenue of 1.2% in the 2023 period.

Adjusted EBITDA

Adjusted EBITDA increased $22.4 million for the nine months ended June 30, 2024, to $219.5 million, from $197.1 million in the 2023 period. Adjusted EBITDA as a percentage of revenue was 10.8% and 9.5% for the nine months ended June 30, 2024 and 2023, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $11.5 million, or 21.5% in Development Services Segment Adjusted EBITDA, combined with an increase of $1.6 million, or 0.8%, in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the nine months ended June 30, 2024 increased $34.6 million to $68.1 million, from $33.5 million in the 2023 period due to the changes noted above.

Non-GAAP Financial Measures

In addition to our GAAP financial measures, we review various non-GAAP financial measures including Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”) and Free Cash Flow.

We believe that Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net Income is defined as net income (loss) including interest and depreciation and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net Income divided by the Adjusted Weighted Average Number of Common Shares Outstanding. We define Adjusted Weighted Average Number of Common Shares Outstanding as the weighted average number of common shares outstanding used in the calculation of basic earnings per share plus shares of common stock related to the Series A Preferred Stock on an as-converted basis, assumed to be converted for the entire period. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

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

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Free Cash Flow. Adjusted EPS is defined as Adjusted Net Income (shown below) divided by the Adjusted Weighted Average Number of Common Shares Outstanding for the period used in the calculation of basic EPS which is presented in Note 14 “Earnings (Loss) Per Share of Common Stock” in the Notes to our unaudited consolidated financial statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Adjusted EBITDA
Net income (loss)	$23.5	$16.8	$40.8	$(24.1)
Plus:
Interest expense, net	15.1	27.4	48.2	78.3
Income tax expense (benefit)	9.9	7.6	17.5	(5.5)
Depreciation expense	28.1	26.4	79.8	80.9
Amortization expense	8.6	10.8	27.4	33.7
Business transformation and integration costs (a)	17.1	8.9	33.9	17.5
Gain on divestiture (b)	(0.1)	—	(44.0)	—
Equity-based compensation (c)	5.1	3.9	15.3	15.9
COVID-19 related expenses (d)	—	—	—	0.4
Debt extinguishment (e)	0.6	—	0.6	—
Adjusted EBITDA	$107.9	$101.8	$219.5	$197.1
Adjusted Net Income
Net income (loss)	$23.5	$16.8	$40.8	$(24.1)
Plus:
Amortization expense	8.6	10.8	27.4	33.7
Business transformation and integration costs (a)	17.1	8.9	33.9	17.5
Gain on divestiture (b)	(0.1)	—	(44.0)	—
Equity-based compensation (c)	5.1	3.9	15.3	15.9
COVID-19 related expenses (d)	—	—	—	0.4
Debt extinguishment (e)	0.6	—	0.6	—
Income tax adjustment (f)	(6.5)	1.0	(5.9)	(9.9)
Adjusted Net Income	$48.3	$41.4	$68.1	$33.5
Free Cash Flow
Cash flows provided by operating activities	$42.7	$34.3	$152.1	$89.3
Minus:
Capital expenditures	23.2	15.2	46.0	57.9
Plus:
Proceeds from sale of property and equipment	11.5	3.2	14.1	6.8
Free Cash Flow	$31.0	$22.3	$120.2	$38.2

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Severance and related costs	$4.3	$4.1	$10.5	$6.0
Business integration (g)	0.4	2.8	(0.5)	5.3
IT infrastructure, transformation, and other (h)	12.4	2.0	23.9	6.2
Business transformation and integration costs	$17.1	$8.9	$33.9	$17.5

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
(e)
Represents losses on the extinguishment of debt related to Amendment No. 8 to the Credit Agreement and includes the write-off of deferred finance fees and original issue discount.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Tax impact of pre-tax income adjustments	6.9	$(2.0)	$19.3	$10.8
Discrete tax items	(0.4)	1.0	(13.4)	(0.9)
Income tax adjustment	$6.5	$(1.0)	$5.9	$9.9

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

Segment Results for the Three Months Ended June 30, 2024 and 2023

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the three months ended June 30, 2024 and 2023. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended June 30,		Percent Change
(in millions)	2024	2023	2024 vs. 2023
Net Service Revenues	$524.7	$564.6	(7.1)%
Segment Adjusted EBITDA	$89.3	$94.0	(5.0)%
Segment Adjusted EBITDA Margin	17.0%	16.6%	40 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended June 30, 2024 decreased by $39.9 million, or 7.1%, from the 2023 period. The decrease was principally driven by a reduction in underlying commercial landscape services, underpinned by strategic reductions of non-core businesses and reduced ancillary services.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2024 decreased by $4.7 million to $89.3 million from $94.0 million in the 2023 period. Segment Adjusted EBITDA Margin increased 40 basis points, to 17.0%, in the three months ended June 30, 2024, from 16.6% in the 2023 period. The decrease in Segment Adjusted EBITDA was principally driven by the decrease in revenues described above. The increase in Segment Adjusted EBITDA Margin was driven by lower overhead as a result of the Company's cost management initiatives partially offset by the decrease in revenues described above and increased landscape services labor costs.

Development Services Segment Results

	Three Months Ended June 30,		Percent Change
(in millions)	2024	2023	2024 vs. 2023
Net Service Revenues	$215.0	$203.4	5.7%
Segment Adjusted EBITDA	$31.1	$24.1	29.0%
Segment Adjusted EBITDA Margin	14.5%	11.8%	270 bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended June 30, 2024 increased $11.6 million, or 5.7%, compared to the 2023 period. The increase was driven by an increase in Development Services project volumes.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2024 increased $7.0 million, to $31.1 million, compared to the 2023 period. Segment Adjusted EBITDA Margin increased 270 basis points, to 14.5% for the three months ended June 30, 2024, from 11.8% in the 2023 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increase in revenues described above combined with decreased labor costs associated with the mix of projects.

Segment Results for the Nine Months Ended June 30, 2024 and 2023

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the nine months ended June 30, 2024 and 2023. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Nine Months Ended June 30,		Percent Change
(in millions)	2024	2023	2024 vs. 2023
Net Service Revenues	$1,477.5	$1,545.7	(4.4)%
Segment Adjusted EBITDA	$197.8	$196.2	0.8%
Segment Adjusted EBITDA Margin	13.4%	12.7%	70	bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the nine months ended June 30, 2024 decreased by $68.2 million, or 4.4%, from the 2023 period. The decrease was driven by a $79.5 million, or 5.9%, decrease in underlying commercial landscape services, largely underpinned by strategic reductions in our non-core businesses, as well as decline in our Ancillary services business. This was partially offset by a $11.3 million increase in snow removal services revenue, primarily due to higher snowfall than in the prior period.1.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2024 increased by $1.6 million to $197.8 million from $196.2 million in the 2023 period. Segment Adjusted EBITDA Margin increased 70 basis points, to 13.4%, in the nine months ended June 30, 2024, from 12.7% in the 2023 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by lower labor costs as a result of the Company's cost management initiatives, partially offset by the decrease in maintenance services revenue described above and increased landscape services labor costs.

Development Services Segment Results

	Nine Months Ended June 30,		Percent Change
(in millions)	2024	2023	2024 vs. 2023
Net Service Revenues	$564.8	$533.3	5.9%
Segment Adjusted EBITDA	$65.1	$53.6	21.5%
Segment Adjusted EBITDA Margin	11.5%	10.1%	140	bps

Development Services Net Service Revenues

Development Services net service revenues for the nine months ended June 30, 2024 increased $31.5 million, or 5.9%, compared to the 2023 period. The increase was principally driven by an increase in Development Services project volumes.

1 As defined by the National Oceanic Atmospheric Administration, U.S. Department of Commerce (“NOAA”) for the Company's footprint during the respective nine-month periods

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2024 increased $11.5 million, to $65.1 million, compared to the 2023 period. Segment Adjusted EBITDA Margin increased 140 basis points, to 11.5% for the period from 10.1% in the 2023 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increase in revenues described above coupled with savings primarily from the Company's cost management initiatives.

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

Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility under the Credit Agreement and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the next twelve months and the foreseeable future.

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

(in millions)	June 30, 2024	September 30, 2023
Cash and cash equivalents	$115.9	$67.0

Long-term debt	$807.0	$888.1
Total debt	$807.0	$888.1

The Company is party to the Credit Agreement, a five-year revolving credit facility that, as amended, currently matures on April 22, 2027 (the “Revolving Credit Facility”) and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”). Each of the Company's credit facilities bear interest based in-part on a secured overnight financing rate.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended June 30,
(in millions)	2024	2023
Operating activities	$152.1	$89.3
Investing activities	$22.9	$(63.0)
Financing activities	$(126.1)	$(36.8)
Free Cash Flow (1)	$120.2	$38.2

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2024 increased $62.8 million, to $152.1 million, from $89.3 million in the 2023 period. This increase was due to increases in cash provided by accounts receivable and unbilled and deferred revenue and an increase in net income. This was partially offset by a decrease in cash provided by other operating assets and an increase in cash used by accounts payable and other operating liabilities.

Cash Flows provided (used) by Investing Activities

Net cash provided by investing activities increased $85.9 million to an inflow $22.9 million for the nine months ended June 30, 2024 from an outflow of $63.0 million in the 2023 period. The increase was driven by proceeds of $51.6 million from the divestiture of U.S. Lawns, combined with a $11.9 million decrease in capital expenditures, a $13.8 million decrease in cash used for acquisitions and a $7.3 million increase in proceeds from the sale of property plant and equipment in comparison to the prior period.

Cash Flows (used) by Financing Activities

Net cash flows used in financing activities of $126.1 million for the nine months ended June 30, 2024 included repayments of the Receivable Financing Agreement of $82.2M, repayments of finance lease obligations of $26.4 million, Series A preferred stock dividends of $8.9 million, and contingent business acquisition payments of $4.7 million.

Free Cash Flow

Free Cash Flow increased $82.0 million to $120.2 million for the nine months ended June 30, 2024 from $38.2 million in the 2023 period. The increase in Free Cash Flow was due to an increase in net cash provided by operating activities coupled with a decrease in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	June 30, 2024	September 30, 2023
Net Working Capital:
Current assets	$760.1	$742.1
Less: Current liabilities	524.6	466.7
Net working capital	$235.5	$275.4

Net working capital is defined as current assets less current liabilities. Net working capital decreased $39.9 million to $235.5 million at June 30, 2024, from $275.4 million at September 30, 2023, primarily driven by an increase in accrued expenses of 29.8 million, deferred revenue of $26.4 million and accounts payable of $4.3million, combined with a decrease in unbilled revenue of $20.0 million and a decrease in other current assets of $15 million. This was partially offset by an increase in cash and cash equivalents of $48.9 million and accounts receivable of $4.1 million.

Description of Indebtedness

As of June 30, 2024, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of June 30, 2024, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2023 in our Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024 at a reasonable assurance level.

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

10.1

Amendment No. 8 to Credit Agreement, dated as of May 28, 2024, by and among BrightView Holdings, Inc. BrightView Landscapes, LLC, each of the other credit parties thereto, the lenders or other financial institutions or entities party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2024)

10.2

Fifth Amendment to the Receivables Financing Agreement, including Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of June 27, 2024, by and among BrightView Funding LLC, as borrower, BrightView Landscapes, LLC, as initial servicer, and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2024)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: July 31, 2024	By:	/s/ Brian Jackson

Brian Jackson
Chief Accounting Officer
(Principal Accounting Officer)