Form 10-K
period 2024-09-30
BrightView Holdings, Inc.
filed 2024-11-13
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 31, 2024, the last day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $500.3 million, based on the number of shares held by non-affiliates as of March 31, 2024 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of registrant’s Common Stock outstanding as of October 31, 2024 was 95,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 4, 2025, are incorporated by reference into Part III of this Report.

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

Risks Related to Our Business

•
Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business.
•
Our business success depends on our ability to preserve long-term customer relationships.
•
We may be adversely affected if customers reduce their outsourcing.
•
Due to our operations across the United States, our operations may be materially adversely affected by inconsistent practices and the operating results of individual branches may vary.
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
•
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
•
Compliance with environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, herbicides and fertilizers, or liabilities thereunder, as well as the risk of potential litigation, could result in significant costs that adversely impact our business.
•
Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business.
•
Tax increases and changes in tax rules may adversely affect our financial results.
•
Some of the equipment that our employees use is dangerous, and an increase in accidents resulting from the use of such equipment could negatively affect our reputation, results of operations and financial position.
•
Any failure, inadequacy, interruption, security failure or breach of our information technology systems, whether owned by us or outsourced or managed by third parties, could harm our ability to effectively operate our business and could have a material adverse effect on our business.
•
Our failure to comply with data privacy regulations could adversely affect our business.
•
We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

Risks Related to Our Indebtedness

•
Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition.
•
Our variable rate indebtedness subjects us to interest rate risk, which can cause the cost of servicing our debt to increase significantly.
•
We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
•
Our debt agreements contain restrictions that limit our flexibility in operating our business.
•
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business.
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
•
KKR BrightView Aggregator L.P. ("KKR") and Birch-OR Equity Holdings, LLC and Birch Equity Holdings, LP (together, "One Rock" and, collectively with KKR, the "Affiliated Investors") have the ability to exert significant influence over us and their interests may conflict with ours or yours in the future.
•
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•
Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

v

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

General Risk Factors

•
Our business is affected by general business, financial market and economic conditions, which could adversely affect our financial position, results of operations and cash flows.
•
Increases in raw material costs, fuel prices, wages and other operating costs, and changes in our ability to source adequate supplies and materials in a timely manner, can adversely impact our business, financial position, results of operations and cash flows.
•
Natural disasters, terrorist attacks, global health emergencies and other external events could adversely affect our business.
•
We face risks related to heightened inflation, geopolitical conflicts, recession, financial market disruptions and other economic conditions.
•
Our reputation and/or business could be negatively impacted by environmental, social and governance (“ESG”) matters and/or our reporting of such matters.
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

PART I

Item 1. Business

BrightView Holdings, Inc. is a holding company that conducts substantially all of its activity through its direct, wholly-owned operating subsidiary, BrightView Landscapes, LLC (“BrightView”) and its consolidated subsidiaries. The holding company and BrightView are collectively referred to in this Form 10-K (the “Annual Report”) as “we,” “us,” “our,” “ourselves,” “Company,” or “BrightView.”

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

As the number one player in the highly attractive and growing $113 billion commercial landscape maintenance and snow removal market, we believe our size and scale present several compelling value propositions for our customers, and allow us to offer a single-source landscaping services solution to a diverse group of commercial customers across the United States. We serve a broad range of end market verticals, including corporate and commercial properties, Homeowners Associations (HOAs), public parks, hotels and resorts, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. We are also the Official Field Consultant for Major League Baseball. Our diverse customer base includes approximately 11,700 office parks and corporate campuses, 10,000 residential communities, and 700 educational institutions. We believe that due to our geographic scale and breadth of service offerings, we are the only commercial landscaping services provider able to service clients whose geographically disperse locations require a broad range of landscaping services delivered consistently and with high quality. Our top ten customers accounted for approximately 9% of our fiscal 2024 revenues, with no single customer accounting for more than 3% of our fiscal 2024 revenues.

Our business model is characterized by stable, recurring revenues, a scalable operating model, strong operating margins, limited capital expenditures and low working capital requirements that together generate significant Free Cash Flow. For the year ended September 30, 2024, we generated net service revenues of $2,767.1 million, net income of $66.4 million and Adjusted EBITDA of $324.7 million, with a net income margin of 2.4% and an Adjusted EBITDA margin of 11.7%. For a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to their most directly comparable GAAP measures, see "Non-GAAP Financial Measures" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Operating Segments

We deliver our broad range of services through two operating segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches, as illustrated below.

States with BrightView branches
Corporate headquarters
Maintenance branches
Development branches
Shared branches

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

2024 Maintenance Services Revenue by End Market (1)

39%
34%
7%
5%
5%
4%
3%
3%
HOA
Corporate
Public Places
Hospitals
Retail
Hotels & Resorts
Education
Other

(1) Reflects the fiscal year ended September 30, 2024.

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

For the year ended September 30, 2024, in Maintenance Services, we generated net service revenues of $1,964.0 million, including $220.8 million from snow removal services, and Segment Adjusted EBITDA of $279.7 million, with a Segment Adjusted EBITDA Margin of 14.2%.

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

For the year ended September 30, 2024, in Development Services, we generated net service revenues of $808.8 million and Segment Adjusted EBITDA of $106.3 million, with a Segment Adjusted EBITDA Margin of 13.1%.

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

In November 2023, the Company launched our One BrightView initiative to position ourselves for sustained profitable growth. Through this, BrightView has undergone an organizational transformation re-centered around a customer centric approach, investing in frontline employees, and streamlining our operating structure.

Market Opportunity

Commercial Landscaping Services Industry

The landscape services industry consists of landscape maintenance and development services, as well as a number of related ancillary services such as tree care and snow removal, for both commercial and residential customers. BrightView operates only within the commercial sectors of each of the landscape maintenance, landscape development and snow removal industries. In 2024, commercial landscape maintenance, including snow removal, represents an $113 billion industry that is characterized by a number of attractive market drivers. The industry benefits from commercial customers’ need to provide consistently accessible and aesthetically-pleasing environments. Due to the essential and non-discretionary need of these recurring services, the commercial landscape maintenance services and snow removal services industries have exhibited, and are expected to continue to exhibit, stable and predictable growth.

Highlighting the consistency of this growth, the combined industry is expected to grow at a 2.3% CAGR from 2020 through 2029, as depicted in the chart below:

Growth in the U.S. Commercial Landscaping and Snow Removal Services Industry (US$ in billions) (1)

(1) Source: IBISWORLD - Landscaping Services in the U.S (April 2024), IBISWorld - Snowplowing Services in the U.S (May 2024). Presents commercial landscaping services and commercial snowplowing services as a share of the overall U.S. market at rates constant with IBISWorld figures for 2024.

In addition to its stable characteristics, the industry is also highly fragmented. Despite being the largest provider of commercial landscaping services, we currently hold only a 1.7% market share, representing a significant opportunity for future consolidation. According to the 2024 IBISWorld Report, there are over 660,000 enterprises providing landscape maintenance services in the United States. The majority of industry participants are classified as sole proprietors, with a limited set of companies having the capabilities to deliver sophisticated, large-scale landscaping services or operate regionally or nationally. The chart below illustrates the segmentation of the landscape maintenance industry and highlights BrightView’s coverage of the non-residential sectors of the industry:

(1)
Source: IBISWorld-Landscaping Services in the U.S. (April 2024)
(2)
Source: IBISWorld-Snowplowing Services in the U.S. (May 2024)

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

Our maintenance services model is grounded in our branch network. For example, a representative maintenance services branch typically serves 25-100 customers across 50-250 sites, generating between $2 million and $22 million in annual revenues. Each branch is led by a branch manager, who focuses on performance drivers, such as customer satisfaction, crew retention, safety and tactical procurement. Branch managers are supported by production managers, who focus on managing crew leaders, and account managers, who focus on customer retention and sales of landscape enhancement services. Each branch is also supported by a dedicated business developer, who is focused on winning new customers at a local level. In addition to our network of branch managers, production managers and account managers, our platform is differentiated by a highly experienced team of operational senior vice presidents and vice presidents, organized regionally, with an average tenure of 18 years. These team members are responsible for leading, teaching and developing branch managers as well as maintaining adherence to key operational strategies. Our senior operating personnel also foster a culture of engagement and emphasize promotion from within, which has played a key role in making BrightView the employer of choice within the broader landscape maintenance industry.

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

Our Development Services organization is centered around approximately 40 branch locations strategically located in large metropolitan areas with supportive demographics for growth and real estate development. Certain facilities used by our Development Services segment are shared or co-located with our Maintenance organization. Our Development Services branch network is supported by centralized support functions similar to our Maintenance Services organization.

Human Capital

Employees

As of September 30, 2024, we had a total of approximately 19,600 employees, including seasonal workers, consisting of approximately 19,100 full-time and approximately 500 part-time employees in our two business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the spring and summer seasons, which correspond with our third and fourth fiscal quarters. The approximate number of full-time employees by segment, as of September 30, 2024, is as follows: Maintenance Services: 15,750; Development Services: 2,950. In addition, our corporate staff is approximately 400 employees. Approximately 5% of our employees are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory. Historically, we have used, and expect to continue to use in the future, a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. We employed approximately 2,000 and 1,900 seasonal workers in 2024 and 2023, respectively, through the H-2B visa program.

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

Total Rewards

Our total rewards philosophy is designed to offer compensation and benefits programs that enable us to attract, motivate, reward and retain high-caliber employees who are capable of creating and sustaining value for our stockholders over the long-term. We design our programs with a focus on being fair and competitive in order to appropriately reward employees for their contributions to our success. Our programs are structured to meet the diverse needs of our employees and their families. Among other things, we offer eligible employees comprehensive health and wellness plans, retirement savings plans, continuing education support, and the opportunity to earn short-term and long-term incentive awards.

Training

We are committed to fostering an engaged and skilled workforce that aligns with our company's long-term growth and performance goals. We have integrated microlearning modules and mobile platforms for accessible, on-the-go skill development, ensuring that all team members, from hourly employees to leadership, can continuously improve their capabilities. We remain committed to aligning our workforce's development with BrightView's strategic priorities.

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

Intellectual Property

We hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that are necessary to the operations of our businesses. As of September 30, 2024, we had a number of marks that were protected by registration (either by direct registration or by treaty) in the United States. Other than the BrightView brand, which includes our logo design, and the BrightView word mark, we do not consider our service marks, trademarks, or trade names to be material to the operations of our business.

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

Environmental Matters

Our businesses are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, the Oil Pollution Act and the Clean Water Act, each as amended. Among other things, these laws and regulations regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, handling and management of hazardous substances and wastes and the registration, use, notification and labeling of pesticides, herbicides and fertilizers, and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by us or prior owners or operators, at sites we currently own, lease or operate, customer sites or third-party sites to which we sent hazardous substances. During fiscal 2024, there were no material capital expenditures for environmental control facilities.

There are a number of proposed and pending rules and regulations relating to climate-related disclosures that we will be subject to if such rules become effective and survive pending legal challenges. For example, on March 6, 2024, the SEC adopted a final rule requiring public companies to include various climate-related disclosures in certain documents filed with the SEC, including climate-related financial statement metrics, greenhouse gas emissions and climate related targets and goals, and management's role in managing material climate-related risks. A number of state legislators and regulators have adopted or are currently considering proposing or adopting other rules, regulations, directives, initiatives and laws requiring climate-related disclosures or limiting (or affirmatively requiring) certain climate-related conduct, including California laws S.B. 253, S.B. 261 and A.B. 1305. The Company is monitoring the status of such regulations.

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

For information on our cyber risk management and response strategies, see Part I. Item 1C. "Cybersecurity" below.

Sales and Marketing

Our sales and marketing efforts are focused on both developing new customers and increasing penetration at existing customers. We primarily sell our services to businesses, commercial property managers, general contractors and landscape architects through our professionally trained core sales force. We have a field-based sales approach driven by our growing team of more than 200 business developers that are focused on winning new customers at a local level. We also have a separate 34-member sales team that is focused on targeting and capturing high-value, high-margin opportunities, including national accounts. Within our Maintenance Services segment, every customer relationship is maintained by one of our more than 665+ branch-level account managers, who are responsible for ensuring customer satisfaction, tracking service levels, promoting enhancement services and driving contract renewals. We believe our decentralized approach to customer acquisition and management facilitates a high-level of customer service as local managers are empowered and incentivized to better serve customers and grow their respective businesses.

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

Fleet

Our highly visible fleet of approximately 15,500 trucks and trailers foster the strong brand equity associated with BrightView. We manage our fleet with a dedicated centralized team, as well as regional equipment managers, who together focus on compliance, maintenance, asset utilization and procurement. We believe we have the largest fleet of vehicles in the commercial landscape maintenance industry.

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

From time to time, we may use press releases or our website as a distribution channel of material company information. Financial and other important information regarding our company is routinely accessible through and posted on our website at https://investor.brightview.com. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the Email Alerts section at https://investor.brightview.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

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

Our customers consider the quality and differentiation of the services we provide, our customer service, and price when deciding whether to use our services. As we have worked to establish ourselves as leading, high-quality providers of landscape maintenance and development services, we compete predominantly on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to, compete with certain competitors on the basis of price and accordingly, some of our customers may switch to lower cost services providers or perform such services themselves. If we are unable to compete effectively with our existing competitors, or new competitors enter the markets in which we operate, or our current customers choose to discontinue landscape maintenance services, our financial position, results of operations and cash flows may be materially and adversely affected.

In addition, our former employees may start landscape services businesses similar to ours and compete directly with us. While our employees customarily sign non-competition agreements, such agreements do not fully protect us against competition from former employees and may not be enforceable depending on applicable law and/or circumstances, including the rules approved by the Federal Trade Commission banning non-competition agreements, which at the time of the filing of this Form 10-K are unenforceable due to ongoing litigation. Consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. Any increased competition from businesses started by former employees may reduce our market share and adversely affect our business, financial position, results of operations and cash flows.

Our business success depends on our ability to preserve long-term customer relationships.

Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We largely seek to differentiate ourselves from our competitors on the basis of high levels of service, breadth of service offerings and strong relationships and may not be able to, or may choose not to, compete with certain competitors on the basis of price. There can be no assurance that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing or that our current customers will not elect to self-operate or terminate contracts with us. In our Maintenance Services segment, we primarily provide services pursuant to agreements that are cancelable by either party upon 30-days’ notice. Consequently, our customers can unilaterally terminate all services pursuant to the terms of our service agreements, without penalty.

We may be adversely affected if customers reduce their outsourcing.

Our business and growth strategies benefit from customers and prospective customers continuing to outsource services. Customers will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain that customers that have outsourced functions will not decide to perform these functions themselves. If a significant number of our existing customers reduced their outsourcing and elected to perform the services themselves, such loss of customers could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

We have acquired businesses in the past and expect to continue to acquire businesses or assets in the future. However, there can be no assurance that we will be able to identify and complete suitable acquisitions. For example, due to the highly fragmented nature of our industry, it may be difficult for us to identify potential targets with revenues sufficient to justify taking on the risks associated with pursuing the acquisition of such targets. The failure to identify suitable acquisitions and successfully integrate these acquired businesses may limit our ability to expand our operations and could have an adverse effect on our business, financial position and results of operations.

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

If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, we may not be able to realize anticipated benefits and revenue opportunities resulting from acquisitions and our business could suffer. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against liabilities of an acquired business for which we may be responsible as a successor owner or operator.

In connection with our acquisitions, we generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. Enforceability of these non-competition agreements varies from state to state, and may depend on the relevant facts and circumstances, including the rules approved by the Federal Trade Commission banning non-competition agreements, which are currently unenforceable due to ongoing litigation. Consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. Increased competition could materially and adversely affect our business, financial position, results of operations and cash flows.

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

We perform landscape services, the demand for which is affected by weather conditions, including impacts from climate change, droughts, severe storms, significant rain or snowfall and other severe weather conditions or events (including hurricanes and wildfires), all of which may impact the timing and frequency of the performance of our services, or our ability to perform the services at all. For example, severe weather conditions, such as excessive heat or cold, may result in maintenance services being omitted for part of a season or beginning or ending earlier than anticipated, which could result in lost revenues or require additional services to be performed for which we may not receive corresponding incremental revenues. Variability in the frequency of which we must perform our services can affect the margins we realize on a given contract.

Certain extreme weather events, such as hurricanes and tropical storms, can result in increased revenues related to cleanup and other services. However, such weather events may also impact our ability to deliver our contracted services or cause damage to our facilities or equipment. These weather events can also result in higher fuel costs, higher labor costs and shortages of raw materials and products. As a result, a perceived earnings benefits related to extreme weather events may be moderated. Droughts could cause shortages in the water supply and governments may impose limitations on water usage, which may change customer demand for landscape maintenance and irrigation services. There is a risk that demand for our services will change in ways that we are unable to predict.

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

With respect to our Development Services segment, a significant portion of our revenues are derived from development activities associated with new commercial real estate development, including hospitality and leisure, which has experienced periodic declines, some of which have been severe, including sustained declines associated with the COVID-19 pandemic. The strength of these markets depends on, among other things, housing starts, local occupancy rates, demand for commercial space, increased adoption of remote-working arrangements, non-residential construction spending activity, business investment and general economic conditions, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit, consumer spending, consumer confidence and capital spending. During a downturn in the commercial real estate development industry, customers may decrease their spending on landscape development services by generally reducing the size and complexity of their new landscaping development projects. Additionally, when interest rates rise, there may be a decrease in the spending activities of our current and potential Development Services customers. Fluctuations in commercial real estate development markets could have an adverse effect on our business, financial position, results of operations or cash flows.

Our results of operations for our snow removal services depend primarily on the level, timing and location of snowfall. As a result, a decline in frequency or total amounts of snowfall in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to generate cash flows.

As a provider of snow removal services, our revenues are impacted by the frequency, amount, timing and location of snowfall in the regions in which we offer our services. A high number of snowfalls in a given season generally has a positive effect on the results of our operations. However, snowfall in the months of March, April, October and/or November could have a potentially adverse effect on ordinary course maintenance landscape services typically performed during those periods. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, Mid-Atlantic and Northeast regions of the United States) or a sustained period of reduced snowfall events in one or more of the geographic regions in which we operate will likely cause revenues from our snow removal services to decline in such year, which in turn may adversely affect our revenues, results of operations and cash flow. The regions that we service averaged 1,695 inches of annual snowfall in calendar year 2023, 1,913 inches of annual snowfall in calendar year 2023, and 2,049 inches of annual snowfall in calendar year 2022. In the past ten-, fifteen- and thirty-year periods, the regions that we service have averaged 2,456 inches, 2,702 inches, and 2,687 inches of annual snowfall, respectively. However, there can be no assurance that these regions will receive seasonal snowfalls near their historical average in the future. Variability in the frequency and timing of snowfalls creates challenges associated with budgeting and forecasting for the Maintenance Services segment. Additionally, the effects of climate change may impact the frequency and total amounts of future snowfall, which could have a material adverse effect on our revenues, results of operations and cash flow.

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel and their ability to provide us with uninterrupted leadership and direction. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. Since the beginning of calendar year 2022, we have hired a new Chief Executive Officer and Chief Financial Officer, among other leadership changes. The failure to retain our executive officers and other key personnel or a failure to provide adequate succession plans could have an adverse impact. The availability of highly qualified talent is limited, and the competition for talent is robust. A failure to efficiently or effectively replace executive management members or other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on our operations and implementation of our strategic plan.

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

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 2,000 seasonal workers in fiscal year 2024 and approximately 1,900 seasonal workers in fiscal year 2023 through the H-2B visa program. If we are unable to hire sufficient numbers of seasonal workers, through the H-2B visa program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we could experience difficulty in delivering our services in a high-quality or timely manner and could experience increased recruiting, training and wage costs in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

As of September 30, 2024, we had approximately 19,600 employees, approximately 5% of which are represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, certain of the collective bargaining agreements we participate in require periodic contributions to multiemployer defined benefit pension plans. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from some or all of these plans as a result of our exiting certain markets or otherwise, and the relevant plans are underfunded, we may become subject to a withdrawal liability. The amount of these required contributions may be material.

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

Accounting for our numerous historical transactions has resulted in the generation of various amounts of goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our segments based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill and indefinite lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2024, the net carrying value of goodwill and other intangible assets, net, represented $2,111.5 million, or 62% of our total assets. A future impairment, if any, could have a material adverse effect to our financial position or results of operations. See Note 7 "Intangible Assets, Goodwill, Acquisitions, and Divestitures” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, transportation laws, environmental laws, false claims or whistleblower statutes, disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, intellectual property laws, government-funded entitlement programs and cost and accounting principles, the Foreign Corrupt Practices

Act, other anti-corruption laws, lobbying laws, motor carrier safety laws and data privacy and security laws. We may be subject to review, audit or inquiry by applicable regulators from time to time.

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

Tax increases and changes in tax rules may adversely affect our financial results

As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S. federal, state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

The Biden administration has announced, and in certain cases has enacted, a number of tax proposals in the past four years to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which when implemented could have a material impact on our future results of operations and cash flows. Beginning in 2024, the Inflation Reduction Act of 2022 (“IRA”) imposes a 15% minimum tax on global adjusted financial statement income for corporations with three-year average annual adjusted financial statement income exceeding $1 billion. The IRA also imposes a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic corporations. The IRA also created a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries which may be applicable to our business. Certain provisions of the IRA became effective beginning in fiscal 2023. While we do not believe the IRA will have a direct negative impact on our business, the effects of the measures are unknown at this time.

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

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information of our customers, employees and third parties. Intentional or unintentional acts of customers, employees and third parties, including unlawful or unauthorized activities by third parties, and failures in systems, software, encryption technology, or other tools may facilitate or result in a compromise or breach of these systems. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack, cyber-intrusion, ransomware attacks, phishing attempts or other social engineering attempts to fraudulently induce the transfer of company funds, including by computer hackers, foreign governments and cyber terrorists. Geopolitical instability, including overseas conflicts, may increase the risk that we will experience cyber-attacks or cyber-intrusions. Any unauthorized disclosure of confidential information could damage our reputation, interrupt our operations and could result in a violation of applicable laws, regulations, industry standards or agreements and potentially subject us to costs, penalties and liabilities. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flow. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs incurred will be fully insured.

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

We have a significant amount of indebtedness. As of September 30, 2024, we had total indebtedness of $802.5 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $300.0 million and $158.8 million, respectively. See Note 9 "Long-term Debt" to our audited consolidated financial statements included in Part II. Item 8 in this Form 10-K.

Our level of debt could have important consequences, including making it more difficult for us to satisfy our obligations with respect to our debt, limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements, requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes, increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our credit agreement dated December 18, 2013 (as amended, the “Credit Agreement”), are at variable rates of interest, limiting our flexibility in planning for and reacting to changes in the industries in which we compete, placing us at a disadvantage compared to other, less leveraged competitors, increasing our cost of borrowing and hampering our ability to execute on our growth strategy.

Our variable rate indebtedness subjects us to interest rate risk, which has caused our interest expense to increase significantly.

Borrowings under our Credit Agreement and Receivables Financing Agreement are at variable rates of interest and expose us to interest rate risk. Increases in interest rates can result in increases to the cost of servicing our debt under our Credit Agreement and Receivables Financing Agreement. For the year ended September 30, 2024, our interest expense was $62.4 million, compared to $97.4 million for the year ended September 30, 2023. Moreover, borrowings under our Credit Agreement and Receivables Financing Agreement bear interest at a rate per annum based on a secured overnight financing rate (SOFR), plus a margin. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, our ability to refinance some or all of our existing indebtedness may be impacted and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We have entered into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 10 " Fair Value Measurements and Derivative Instruments" to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K.

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

We and our subsidiaries may incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, we can increase the borrowing availability under the Credit Agreement by up to the greater of (1) $303.0 million and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) for the most recently ended four consecutive fiscal quarters, in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified first lien secured leverage ratio. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Our employees, directors, officers and affiliates, including KKR and One Rock, hold substantial amounts of shares of our common stock and all of our outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which is convertible into shares of our common stock. As of September 30, 2024, the Affiliated Investors held approximately 33,133,123 shares of our common stock and 500,000 shares of our Series A Preferred Stock, which represents, in the aggregate, approximately 58.7% of the combined voting power of our outstanding shares of preferred stock and common stock. Sales of a substantial number of shares of our common stock in the public market by these stockholders, or the perception that such sales could occur, could substantially decrease the market price of our common stock. Conversion of a substantial number of shares of the Series A Preferred Stock into shares of our common stock, or the perception that such conversion could occur, could also decrease the market price of our common stock. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

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

As of September 30, 2024, the Affiliated Investors beneficially own approximately 58.7% of the combined voting power of our outstanding shares of preferred stock and common stock. As a result, the Affiliated Investors have the ability to influence the election of our directors and the outcome of other corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. Additionally, four members of our Board of Directors are affiliated with certain of the Affiliated Investors and so the Affiliated Investors also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders, including a change in control of the Company, or that could be disadvantageous to our shareholders with interests different from our Affiliated Investors. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On August 28, 2023, we issued 500,000 shares of Series A Preferred Stock to One Rock for an aggregate purchase price of $500 million. The holders of Series A Preferred Stock may have different interests to those of the holders of our common stock and could vote their shares in a manner deemed adverse to the holders of our common stock. Future issuances of preferred stock or the future designation of additional series of preferred stock could also adversely affect holders of our common stock.

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

Increases in raw material costs, fuel prices, wages and other operating costs, and changes in our ability to source adequate supplies and materials in a timely manner, can adversely impact our business, financial position, results of operations and cash flows.

Our financial performance has been adversely affected in the past by increases in our operating expenses, including fuel, fertilizer, chemicals, road salt, mulch, wages and salaries, employee benefits, health care, subcontractor costs, vehicle, facilities and equipment leases, insurance and regulatory compliance costs. Further increases in, or sustained elevation of, inflation rates or disruptions to our supply chain will adversely affect our financial performance. Although we seek to manage price and availability risks related to raw materials, such as fuel, fertilizer, chemicals, road salt and mulch, through procurement strategies, these efforts may not be successful and we may experience adverse impacts due to the rising prices of such products. In addition, we closely monitor wage, salary and benefit costs in an effort to remain competitive in our markets. Attracting and maintaining a high quality workforce is a priority for our business, and as wage, salary or benefit costs increase, including as a result of minimum wage legislation or increased competition for employees, our operating costs will continue to increase. We cannot predict the extent to which we may experience future increases in operating expenses as well as various regulatory compliance costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Natural disasters, terrorist attacks, global health emergencies and other external events could adversely affect our business.

Natural disasters, terrorist attacks, global health emergencies and other adverse external events could materially damage our facilities or disrupt our operations, or damage the facilities or disrupt the operations of our customers or suppliers. Additionally, a pandemic, such as COVID-19, or other public health emergency, together with preventative measures taken to contain or mitigate such crises, and could affect the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, labor supply and costs, and interest rates. The occurrence of any such event could also prevent us from providing services and adversely affect our business, financial position and results of operations.

We face risks related to heightened inflation, geopolitical conflicts, recession, financial market disruptions and other economic conditions.

Customer and consumer demand for our services may be impacted by weak economic conditions, heightened inflation, equity market volatility or other negative economic factors in the U.S. or other nations. In addition, if the U.S. economy enters a recession, we may experience a decline in demand for our services and may have to decrease prices, all of which could have a material adverse impact on our financial results. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. In addition, geopolitical conflicts, such as the current war in Ukraine, conflicts in the Middle East, or potential conflict between China and Taiwan and any related international response may exacerbate these inflationary pressures. Therefore, the recessionary risks discussed above and elsewhere in these risk factors are more pronounced in the current economic environment.

Our reputation and/or business could be negatively impacted by environmental, social and governance (“ESG”) matters and/or our reporting of such matters.

In recent years, there has been an increased focus from stakeholders, regulators and the public in general on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. We actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine further in the future. Evolving stakeholder expectations, regulatory obligations, economic conditions and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price. In addition, with anti-ESG sentiment present in some of our markets, we could experience reduced revenue and reputational harm if we are targeted by groups or influential individuals who disagree with our public positions on social or environmental issues.

We may be unable to satisfactorily meet evolving standards, regulations and disclosure requirements related to ESG. For example, on March 6, 2024, the SEC adopted a final rule requiring public companies to include various climate-related disclosures in certain documents filed with the SEC, including climate-related financial statement metrics, greenhouse gas emissions and climate-related targets and goals, and management’s role in managing material climate-related risks. A number of state legislators and regulators have adopted or are currently considering proposing or adopting other rules, regulations, directives, initiatives and laws requiring ESG-related disclosures or limiting (or affirmatively requiring) certain ESG-related conduct, including California laws S.B. 253, S.B. 261 and A.B. 1305. In the event that we were to become subject to any of the newly adopted climate change and/or ESG-related disclosure regimes, it could require us to, among other things, (i) restrict or limit our operating activities or other conduct, (ii) make material capital improvements and expend material capital resources in connection with such compliance efforts, and (iii) alter our business and operational strategy more generally. Furthermore, there continues to be a lack of consistent proposed climate change and ESG-related legislation, which creates regulatory and economic uncertainty. Such matters can affect the willingness or ability of investors to make an investment in our Company, as well as our ability to meet regulatory requirements, including proposed rules related to greenhouse gas emissions. Any failure, or perceived failure, to meet evolving regulations and industry standards could have an adverse effect on our business, results of operations, financial condition, or stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of effective cyber risk management and response strategies in today’s digital landscape. As part of our comprehensive risk management framework, we have developed a cyber crisis and data breach response plan for identifying, assessing, and managing material risks arising from cybersecurity incidents, including those arising from third-party service providers. These engagements include routine audits, threat assessments, and consultations aimed at enhancing our security measures. We have incorporated cybersecurity risk management within our comprehensive risk management framework to cultivate responsiveness and a corporate culture that prioritizes cybersecurity risk management. Our cyber risk management team works closely with stakeholders across corporate functions to consistently assess and mitigate cybersecurity risks, aligning with our business goals and operational requirements.

We utilize a range of external experts, including cybersecurity consultants to assist in evaluating and testing our risk management systems, particularly where advanced or specialized expertise may be required.

We acknowledge that there are risks associated with third-party service providers that have access to our systems and data, we have implemented processes to oversee and manage these risks. We oversee and identify material risks from cybersecurity threats associated with the use of third-party service providers by reviewing service organization controls reports for key outsourced systems. We also conduct security assessments of certain third-party providers before engagement and monitor such providers to confirm compliance with industry accepted cybersecurity standards and practices. This approach is designed to reduce risks related to data breaches, operational disruptions, or other security incidents originating from third-parties.

We are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, because of the inherent nature of cybersecurity threats and the evolution of such threats over time, the Company’s processes, oversight and risk management cannot provide absolute assurance that a cybersecurity threat will not have a material effect on the Company in the future.

Governance

Cybersecurity governance is a priority for both our Board of Directors and management. The Board has delegated primary oversight of cybersecurity risks to the Audit Committee. The Audit Committee monitors the cybersecurity risk management and cyber control functions, including external security audits. The Audit committee receives periodic updates from experienced senior management of the Company's cyber risk management team knowledgeable about assessing and managing cyber risks, including, as appropriate, updates on the prevention, detection, mitigation, and remediation of cyber incidents.

The Company’s Chief Information Officer has been serving in this role for the Company since 2013 and has over 30 years of experience in various information security and related technology roles. The Chief Information Officer oversees the information technology and information security functions of the Company which includes our cyber risk management team.

The Chief Legal Officer acts as the Company’s Data Breach Coordinator and leads our Cyber Crisis and Data Breach Response Committee (the “Committee”) which consists of the Company’s Chief Information Officer, Chief Financial Officer and Chief Accounting Officer. Cybersecurity incidents that may significantly impact the confidentiality, integrity, or availability of the Company’s data or the reliability of the Company’s systems or networks are reported to the Committee. The Committee assesses the materiality of each incident, which is made using both quantitative and qualitative analyses to determine an incident’s immediate and reasonably likely future impacts. Such cybersecurity incidents are also reported to the Audit Committee. The Company’s Data Governance Committee has oversight of that how the Company's data is handled and shared with third parties and is comprised of the Company’s Chief Information Officer, Chief Legal Officer, Chief Human Resources, Chief Accounting Officer, Senior Vice President of Business Shared Services and Chief Audit Executive.

The Company has a cybersecurity training program that requires all employees with access to the Company’s networks to participate in regular and mandatory training on how to be aware of, and help defend against, cybersecurity risks. Also, the Company regularly tests the efficacy of its training efforts as well as its systems to assess vulnerabilities to cybersecurity risks, including tabletop incident response exercises.

Annually we conduct an Enterprise Risk Assessment during which we identify and quantify risks, including cybersecurity risks, which could enhance or impede the Company’s ability to achieve current or future strategic objectives. The conclusions of the annual Enterprise Risk Assessment are shared with the Audit Committee.

Item 2. Properties

Our corporate headquarters is a leased facility located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

We and our operating companies own and lease a variety of facilities primarily located in the United States, for branch and service center operations and for office, call center and storage space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than our headquarters listed above, used by each of our operating segments as of September 30, 2024. We believe that these facilities, when considered with our headquarters, are in good operating condition and suitable and adequate to support the current needs of our business.

Segment (1)	Owned Facilities	Leased Facilities
Maintenance Services	31	219
Development Services	3	14
Corporate	-	1
Total	34	234

(1) 25 facilities are shared between our Maintenance Services and Development Services segments and each facility is counted once, in the Maintenance Services segment, to avoid double counting.

Item 3. Legal Proceedings

The information set forth in Note 14 "Commitments and Contingencies" to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BV” on June 28, 2018. Prior to that time, there was no public market for our common stock. As of September 30, 2024 there were 241 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Common Share Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. We did not declare or pay dividends to the holders of our common stock in the fiscal year ended September 30, 2024.

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

The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Russell 2000 (“R2000”) Index and the Russell 2500 Waste & Disposal Services (“R2500 Services”) Index from September 30, 2019 through September 30, 2024. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the R2000 Index and the R2500 Services Index assumes any dividends were reinvested on the date paid. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

This section of this Form 10-K generally discusses the fiscal years ended September 30, 2024 and 2023 and year to year comparisons between the fiscal years ended September 30, 2024 and 2023. The discussion around results of operations for the fiscal year ended September 30, 2023 and a comparison of our results for the fiscal years ended September 30, 2023 and 2022 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2023, filed with the SEC on November 16, 2023 and is incorporated by reference herein (Fiscal Year Ended September 30, 2023 10-K).

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

Our Segments

We report our results of operations through two reportable segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 36 U.S. states and, through our qualified service partner network, we are able to efficiently provide nationwide coverage across the United States.

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

Components of Our Revenues and Expenses

Net Service Revenues

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30-90 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient, defined within Note 2 "Summary of Significant Accounting Policies" to our audited consolidated financial statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services. When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed. Fees for enhancement services are typically billed as the services are performed.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists of costs incurred related to compensation and benefits for management, sales and administrative personnel, equity-based compensation, branch and office rent and facility operating costs, depreciation expense related to branch and office locations, as well as professional fees, software costs, goodwill impairment, and other miscellaneous expenses. Corporate expenses, including corporate executive compensation, finance, legal and information technology, are included in consolidated selling, general and administrative expense and not allocated to the business segments.

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

Interest Expense Net

Interest expense, net consists primarily of interest expense related primarily to our long term debt as well as interest income related to our cash and cash equivalents. See Note 9 "Long-term Debt" to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K.

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

How We Assess the Performance of our Business

We manage operations through the two operating segments described above. In addition to our GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”), and Free Cash Flow.

We believe Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net (loss) income before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net service revenues. Adjusted Net Income is defined as net (loss) income including interest and depreciation, and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. We define Adjusted Earnings per Share as Adjusted Net Income divided by the (i) weighted average number of common shares outstanding used in the calculation of basic earnings per share plus (ii) shares of common stock related to the Series A Preferred Stock on an as-converted basis, assumed to be converted for the entire period. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash or non-recurring items that we do not expect to continue at the same level in the future.

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

Management regularly uses these measures as tools in evaluating our operating performance, financial performance and liquidity, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and capital investments. Management uses Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS and Free Cash Flow to supplement comparable GAAP measures in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. In addition, we believe that Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS and Free Cash Flow are frequently used by investors and other interested parties in the evaluation of issuers, many of which also present Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS and Free Cash Flow when reporting their results in an effort to facilitate an understanding of their operating and financial results and liquidity. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted EPS are provided in addition to, and should not be considered as alternatives to, net (loss) income or any other performance measure derived in accordance with GAAP. Free Cash Flow is provided in addition to, and should not be considered as an alternative to, cash flow from operating activities or any other measure derived in accordance with GAAP as a measure of our liquidity. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and attract new customers. These acquisitions focused on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets and expanding our portfolio of landscape enhancement services and improving technical capabilities in specialized services.

As we move forward, we will selectively pursue accretive acquisitions that will focus on increasing market density to build upon our existing footprint in strategic markets, entering new attractive geographies (i.e. ‘greenfield’), and increasing service line density and entering adjacent service lines to provide a robust and consistent suite of services to our customers. Under this renewed strategy, we believe we are the acquirer of choice in the highly fragmented commercial landscaping industry because we offer the ability to leverage our significant size and scale to drive accretive acquisitions, quickly and seamlessly integrate new businesses into ours and provide stable and potentially expanding career opportunities for employees of acquired businesses.

In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements from the date of acquisition. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. During the fiscal year ended September 30, 2024, the Company incurred $0.4 million of integration costs related to acquisitions completed prior to fiscal 2024. While integration costs vary based on factors specific to each acquisition, such costs are primarily comprised of one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. We typically anticipate integration costs to represent approximately 7%-9% of the acquisition price, and to be incurred within 12 months of acquisition completion.

Divestitures

As we continue to focus on profitable growth, part of our strategic initiatives include strengthening our core business. To strengthen our core business, we are implementing cost efficiency plans designed to lead to EBITDA margin expansions. As part of implementing these initiatives, we entered into a strategic sale of our non-core U.S. Lawns franchise business during the year ended September 30, 2024. On January 12, 2024, we completed the sale of our wholly owned subsidiary, U.S. Lawns, for total cash consideration of $51.0 million. The transaction resulted in a gain of $43.6 million for the year ended September 30, 2024, which we reinvested back into the Company.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Year Ended September 30,
(in millions)	2024	2023
Net service revenues	$2,767.1	$2,816.0
Cost of services provided	2,121.5	2,137.1
Gross profit	645.6	678.9
Selling, general and administrative expense	496.5	533.4
Gain on divestiture	(43.6)	-
Amortization expense	35.8	44.5
Income from operations	156.9	101.0
Other (income) expense	(2.0)	6.7
Interest expense, net	62.4	97.4
Income (loss) before income taxes	96.5	(3.1)
Income tax expense	30.1	4.6
Net income (loss)	$66.4	$(7.7)
Basic earnings (loss) per share	$0.21	$(0.12)
Adjusted EBITDA(1)	$324.7	$298.7
Adjusted Net Income(1)	$113.1	$61.4
Cash flows from operating activities	$205.6	$129.9
Free Cash Flow(1)	$145.3	$80.2

(1) See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal Year Ended September 30, 2024 compared to Fiscal Year Ended September 30, 2023

Net Service Revenues

Net service revenues for the fiscal year ended September 30, 2024 decreased $48.9 million, or 1.7%, to $2,767.1 million, from $2,816.0 million in the 2023 period. The decrease was driven by a decrease in Maintenance Services revenues of $102.5 million, partially offset by an increase in Development Services revenues of $50.8 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the fiscal year ended September 30, 2024 decreased $33.3 million, or 4.9%, to $645.6 million, from $678.9 million in the 2023 period. Gross margin decreased 80 basis points to 23.3% for the fiscal year ended September 30, 2024, from 24.1% in the

2023 period. The decreases in gross profit and gross margin were primarily driven by the decrease net service revenues, described above, coupled with increased labor costs resulting from increased investments in service levels. Partially offsetting this was lower subcontractor costs as a result of our strategic reduction in non-core businesses.

Selling, General and Administrative Expense

Selling, general and administrative expense for the fiscal year ended September 30, 2024 decreased $36.9 million, or 6.9%, to $496.5 million, from $533.4 million in the 2023 period. As a percentage of revenue, selling, general and administrative expense decreased 110 basis points for the fiscal year ended September 30, 2024 to 17.9%, from 19.0% in the 2023 period. The decrease was driven primarily by decreases in compensation-related costs as a result of cost cutting measures partially offset by the increase in business transformation and integration costs.

Gain on divestiture

Gain on divestiture consists of the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024.

Amortization Expense

Amortization expense for the fiscal year ended September 30, 2024 decreased $8.7 million, or 19.6%, to $35.8 million, from $44.5 million in the 2023 period. The decrease was principally due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other (Income) Expense

Other income was $2.0 million for the fiscal year ended September 30, 2024 compared to other expense of $6.7 million in the 2023 period. The $8.7 million increase in other (income) expense was driven principally by the losses on the extinguishment of debt incurred in connection with the repayment of a portion of the Series B Term Loan in 2023.

Interest Expense

Interest expense for the fiscal year ended September 30, 2024 decreased $35.0 million, or 35.9%, to $62.4 million, from $97.4 million in the 2023 period. The decrease was driven principally by the decrease in the long-term debt balance combined with an increase in interest income associated with the increase in the cash and cash equivalents balance.

Income Tax Expense

For the fiscal year ended September 30, 2024, income tax expense increased $25.5 million, or 554.3%, to $30.1 million, compared to $4.6 million in the 2023 period. The change in income tax expense is primarily attributable to the change in the Company’s pretax income of $96.5 million in the current period compared to pretax loss of $3.1 million in the 2023 period.

Net (Loss) Income

For the fiscal year ended September 30, 2024, net income increased by $74.1 million, to a net income of $66.4 million, from net loss of $(7.7) million in the 2023 period. The increase in net income was primarily due to the changes noted above.

Dividends on Series A Convertible Preferred Shares

For the fiscal year ended September 30, 2024, Dividends on Series A Convertible Preferred Shares were $35.7 million compared to $3.2 million in the 2023 period. The dividends on the Series A Convertible Preferred Stock were the result of the Series A convertible preferred share agreement, which was entered into in the fourth quarter of fiscal 2023.

Adjusted EBITDA

Adjusted EBITDA increased $26.0 million for the fiscal year ended September 30, 2024, to $324.7 million, from $298.7 million in the 2023 period. Adjusted EBITDA as a percentage of revenue was 11.7% and 10.6% for the fiscal years ended 2024 and 2023, respectively. The increase in Adjusted EBITDA was principally driven by an increase of $23.5 million, or 28.4% in Development Services Segment Adjusted EBITDA, and an increase of $1.8 million, or 0.6% in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the fiscal year ended September 30, 2024 increased $51.7 million to $113.1 million, from $61.4 million in the 2023 period due to the changes noted above.

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

Segment Results for the Fiscal Years Ended September 30, 2024 and September 30, 2023

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Year Ended September 30,		Percent Change
(in millions)	2024	2023	2024 vs. 2023
Net Service Revenues	$1,964.0	$2,066.5	(5.0)%
Segment Adjusted EBITDA	$279.7	$277.9	0.6%
Segment Adjusted EBITDA Margin	14.2%	13.4%	80 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the fiscal year ended September 30, 2024 decreased by $102.5 million, or 5.0%, compared to the 2023 period. The decrease was driven by a $115.2 million, or 5.6%, decrease in underlying commercial landscape services, largely underpinned by strategic reductions in our non-core businesses, as well as a decline in our ancillary services business. This was partially offset by a $11.8 million increase in snow removal services revenue, primarily due to increased snow removal services volume.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2024 increased $1.8 million, to $279.7 million, compared to $277.9 million in the 2023 period. Segment Adjusted EBITDA Margin increased 80 basis points to 14.2% in the year ended September 30, 2024, from 13.4% in the 2023 period. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by lower labor costs as a result of the Company's cost management initiatives.

Development Services Segment Results

	Year Ended September 30,		Percent Change
(in millions)	2024	2023	2024 vs. 2023
Net Service Revenues	$808.8	$758.0	6.7%
Segment Adjusted EBITDA	$106.3	$82.8	28.4%
Segment Adjusted EBITDA Margin	13.1%	10.9%	220 bps

Development Services Net Service Revenues

Development Services net service revenues for the fiscal year ended September 30, 2024 increased $50.8 million, or 6.7%, compared to the 2023 period. The increase was primarily driven by an increase in Development Services project volumes.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2024 increased $23.5 million, to $106.3 million, compared to $82.8 million in the 2023 period. Segment Adjusted EBITDA Margin increased 220 basis points, to 13.1% for the period from 10.9% in the prior year. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increase in revenues described above.

Non-GAAP Financial Measures

Set forth below are the reconciliations of net income to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow.

	Year Ended September 30,
(in millions)	2024	2023
Adjusted EBITDA
Net income (loss)	$66.4	$(7.7)
Plus:
Interest expense, net	62.4	97.4
Income tax expense	30.1	4.6
Depreciation expense	108.4	105.2
Amortization expense	35.8	44.5
Business transformation and integration costs (a)	44.1	23.7
Gain on divestiture (b)	(43.6)	—
Equity-based compensation (c)	20.5	22.3
COVID-19 related expenses (d)	—	0.4
Debt extinguishment (e)	0.6	8.3
Adjusted EBITDA	$324.7	$298.7
Adjusted Net Income
Net income (loss)	$66.4	$(7.7)
Plus:
Amortization expense	35.8	44.5
Business transformation and integration costs (a)	44.1	23.7
Gain on divestiture (b)	(43.6)	—
Equity-based compensation (c)	20.5	22.3
COVID-19 related expenses (d)	—	0.4
Debt extinguishment (e)	0.6	8.3
Income tax adjustment (f)	(10.7)	(30.1)
Adjusted Net Income	$113.1	$61.4
Free Cash Flow
Cash flows provided by operating activities	$205.6	$129.9
Minus:
Capital expenditures	78.4	71.3
Plus:
Proceeds from sale of property and equipment	18.1	21.6
Free Cash Flow	$145.3	$80.2

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation and other costs.

	Year Ended September 30,
(in millions)	2024	2023
Severance and related costs (g)	$16.6	$8.9
Business integration (h)	(0.4)	6.2
IT infrastructure, transformation, and other (i)	27.9	8.6
Business transformation and integration costs	$44.1	$23.7

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
(e)
Represents losses on the extinguishment of debt related to Amendments No. 8 and No. 7 to the Credit Agreement, in the fiscal years ended September 30, 2024 and 2023 respectively, and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.
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

	Year Ended September 30,
(in millions)	2024	2023
Tax impact of pre-tax income adjustments	$12.8	34.1
Discrete tax items	(2.1)	(4.0)
Income tax adjustment	$10.7	$30.1

(g)
Represents severance and related costs incurred in connection with the Company's One BrightView initiative and CEO transition.
(h)
Represents isolated expenses specifically related to the integration of acquired companies such as one-time employee retention costs, employee onboarding and training costs, and fleet and uniform rebranding costs. The Company excludes Business integration costs from the non-GAAP measures disclosed above since such expenses vary in amount due to the number of acquisitions and size of acquired companies as well as factors specific to each acquisition, and as a result lack predictability as to occurrence and/or timing, and create a lack of comparability between periods.
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

(in millions)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$140.4	$67.0
Long-term debt	$802.5	$888.1
Total debt	$802.5	$888.1

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

We can increase the borrowing availability under the Credit Agreement or increase the term loans outstanding under the Credit Agreement by up to the greater of (1) $303.0 million and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) for the most recently ended four consecutive fiscal quarters, in the aggregate, in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans under the Credit Agreement, or in the form of other indebtedness in lieu thereof, plus an additional amount so long as we do not exceed a specified first lien secured leverage ratio. We can incur such additional secured or other unsecured indebtedness under the Credit Agreement if certain specified conditions are met. Our liquidity requirements are significant primarily due to debt service requirements. See Note 9 "Long-term Debt" to our audited consolidated financial statements included elsewhere in Part II. Item 8 of this Form 10-K.

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

Cash Flows

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows and is summarized below:

	Year Ended September 30,
(in millions)	2024	2023
Operating activities	$205.6	$129.9
Investing activities	$(5.6)	$(61.4)
Financing activities	$(126.6)	$(21.6)
Free Cash Flow (1)	$145.3	$80.2

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended September 30, 2024 increased $75.7 million, to $205.6 million, from $129.9 million in the 2023 period. This increase was due to an increase in net income adjusted for non-cash activities, combined with increases in cash provided by accounts receivable and unbilled and deferred revenue. This was partially offset by increases in cash used for other operating assets and accounts payable and other operating liabilities.

Cash Flows used in Investing Activities

Net cash used in investing activities was $5.6 million in the fiscal year ended September 30, 2024, a decrease of $55.8 million compared to $61.4 million for the 2023 period. The decrease in cash used in investing activities was driven by $51 million of proceeds from divestitures, and $13.8 million decrease in cash used for acquisitions. This was partially offset by $7.1 million increase in capital expenditures and $3.5 million decrease in proceeds from the sale of property and equipment.

Cash Flows used in Financing Activities

Net cash used in financing activities of $126.6 million for the fiscal year ended September 30, 2024 included repayments of our Receivables Financing Agreement of $87.3 million, repayments of finance lease obligations of $36.3 million and Series A preferred stock dividend payments of $17.8 million. These were partially offset by an increase in book overdrafts of $20.1 million.

Free Cash Flow

Free Cash Flow increased $65.1 million to $145.3 million for the fiscal year ended September 30, 2024 from $80.2 million in the 2023 period. The increase in Free Cash Flow was due to an increase in net cash provided by operating activities offset by an increase in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	September 30, 2024	September 30, 2023
Net Working Capital:
Current assets	$780.1	$742.1
Less: Current liabilities	543.3	466.7
Net working capital	$236.8	$275.4

Net working capital is defined as current assets less current liabilities. Net working capital decreased $38.6 million, to $236.8 million, at September 30, 2024, from $275.4 million at September 30, 2023, primarily driven by increases in accrued expenses and other current liabilities of $57.5 million, deferred revenue of $15.6 million, and accounts payable of $7.9 million and decreases in accounts receivable net of $21.1 million, unbilled revenue of $5.7 million and other current assets of $2.6 million. These were partially offset by an increase in cash and cash equivalents of $73.4 million and decreases in current portion of self-insurance reserves of $2.0 million and current portion of operating lease liabilities of $2.4 million.

Description of Indebtedness

Series B Term Loan due 2029

On April 22, 2022, the Company entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”), which amended the existing Credit Agreement to provide for: (i) a $1,200.0 million seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 million five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of 3.25% or a base rate (“ABR”) plus a margin of 2.25%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively. The Company used the net proceeds from the Series B Term Loan to repay all amounts then outstanding under the Company’s Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Credit Agreement, the Company recorded a loss on debt extinguishment of $12.6 million due to accelerated amortization of deferred financing fees and original issue discount included in the Other expense (income) line of the Consolidated Statements of Operations for the year ended September 30, 2022. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%.

On August 28, 2023, the Company voluntarily repaid $450.0 million of the amount outstanding under the Company’s Amendment Agreement. As a result of this voluntary repayment, the Company recorded a loss on debt extinguishment of $8.3 million due to accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties. The loss on debt extinguishment is included in the Other (income) expense line of the Consolidated Statements of Operations for the year ended September 30, 2023.

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

On May 28, 2024, the Company entered into Amendment No. 8 to the Credit Agreement (the "Eighth Credit Agreement Amendment"). Under the Eighth Credit Agreement Amendment, the existing Series B Term Loans were amended to bear interest at a rate per annum based on Term SOFR, plus a margin of 2.50% or ABR plus a margin of 1.50%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively.

There were no debt repayments on the Series B Term Loan for the fiscal year ended September 30, 2024. Debt repayments for the Series B Term Loan totaled $459.0 million for the fiscal year ended September 30, 2023.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any required payment due for the periods ended September 30, 2024, September 30, 2023, and September 30, 2022.

Revolving credit facility

The Company has a five-year $300 million revolving credit facility that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50%, or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 million revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2024 and September 30, 2023. There were no borrowings or repayments under the facility during the year ended September 30, 2024. There were $33.5 million borrowings under the facility during the year ended September 30, 2023, of which, $33.5 million were repaid during the same period. The Company had no letters of credits issued and outstanding as of September 30, 2024 and had $42.6 million of letters of credits issued and outstanding as of September 30, 2023. The weighted average interest rate on the Revolving Credit Facility was 6.9% for the year ended September 30, 2023.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement. On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the “Third Amendment”) which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0 million. On August 31, 2023, the Company, entered into the Fourth Amendment to the Receivables Financing Agreement (the “Fourth Amendment”), which amends the definition of “Permitted Holders” to align with the definition of “Permitted Holders” under the Credit Agreement Amendment, as of the date of the closing of the Receivables Financing Amendment described above. On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the "Fifth Amendment"), which increased the borrowing capacity to $325.0 million and extended the term through June 27, 2027. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2024, the Company borrowed $0.5 million against the capacity and voluntarily repaid $87.3 million. During the year ended September 30, 2023, the Company borrowed $549.5 million against the capacity and voluntarily repaid $554.5 million.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 140-170 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.4% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 6.7% and 6.3% for the years ended September 30, 2024 and September 30, 2023, respectively.

For additional information on our material indebtedness, including our First Lien Term Loans, Series B Term Loans and Revolving Credit Facility and our outstanding borrowings under the Receivables Financing Agreement, see Note 9 "Long-term Debt" in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of September 30, 2024, September 30, 2023, and September 30, 2022, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Contractual Obligations and Commercial Commitments

The Company’s primary contractual obligations include the payment of interest and principal on our outstanding long term debt, our operating and finance lease portfolios, and other operational purchase obligations.

The Company has outstanding variable-rate debt through its Series B Term Loan, Revolving Credit Facility, Receivables Financing Agreement and other debt instruments, which hold varying maturities. See Note 9 "Long-term Debt" to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for further information, including the timing of principal and interest payments associated with the Company’s long term debt.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms of one month up to 9.4 years. See Note 12 "Leases". to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information, including the maturity schedule of future principal and interest payments associated with our finance and operating lease portfolios.

Purchase obligations include commitments for various products and services made in the normal course of business to meet operational requirements, including the procurement of capital assets. As of September 30, 2024 the Company had $54.7 million of operational purchase obligations, with $23.0 million payable within twelve months. These purchase obligation amounts represent only those items for which we are contractually obligated as of September 30, 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they involve significant judgments and uncertainties. Management believes that the application of these policies on a consistent basis enables us to provide the users of the consolidated financial statements with useful and reliable information about our operating results and financial condition. Certain of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effect based on information available as of the date of these consolidated financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, intangibles and long-lived assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increase in tax liabilities, among other effects. Also see Note 2 "Summary of Significant Accounting Policies" to our audited consolidated financial statements included elsewhere in this Form 10-K, which discusses the significant accounting policies that we have selected from acceptable alternatives.

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

Goodwill is allocated to, and evaluated for impairment at our two identified reporting units. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit’s net assets to the fair value of the reporting unit. The Company determined fair values of each of the reporting units using a combination of the income and market multiple approaches. The estimates used in each approach include significant management assumptions, including valuation multiples of selected guideline public companies, long-term future growth rates, operating margins, and discount rates.

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

Based on our most recent annual analysis as of July 1, 2024, the fair values for both of our reporting units exceeded the carrying values, and therefore no indicators of impairment existed for those reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 9.6%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. As of September 30, 2024, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit. See Note 7 "Intangible Assets, Goodwill, Acquisitions, and Divestitures" to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information.

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

Maintenance Services

Our Maintenance Services revenues are generated primarily through landscape maintenance services and snow removal services. Landscape maintenance services that are primarily viewed as non-discretionary, such as lawn care, mowing, gardening, mulching, leaf removal, irrigation and tree care, are provided under recurring annual contracts, which typically range from one to three years in duration and are generally cancellable by the customer with 30-90 days’ notice. Snow removal services are provided on either fixed fee based contracts or per occurrence contracts. Both landscape maintenance services and snow removal services can also include enhancement services that represent supplemental maintenance or improvement services generally provided under contracts of short duration related to specific services. Revenue for landscape maintenance and snow removal services under fixed fee models is recognized over time using an output based method. Additionally, a portion of our recurring fixed fee landscape maintenance and snow removal services are recorded under the series guidance. The right to invoice practical expedient, defined within Note 2 "Summary of Significant Accounting Policies" to our audited consolidated financial statements, is generally applied to revenue related to landscape maintenance and snow removal services performed in relation to per occurrence contracts as well as enhancement services. When use of the practical expedient is not appropriate for these contracts, revenue is recognized using a cost-to-cost input method. Fees for contracted landscape maintenance services are typically billed on an equal monthly basis. Fees for fixed fee snow removal services are typically billed on an equal monthly basis during snow season, while fees for time and material or other activity-based snow removal services are typically billed as the services are performed. Fees for enhancement services are typically billed as the services are performed.

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

For additional information related to the assumptions used, see Note 13 "Equity-Based Compensation" to our audited consolidated financial statements included elsewhere in Part II. Item 8 of this Form 10-K.

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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact of ASU No. 2023-07 on its financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk as a result of our variable rate borrowings. We manage our exposure to interest rate risk by using pay-fixed interest rate swap and collar contracts as cash flow hedges of a portion of our variable rate debt. We have historically targeted hedging between 80% and 90% of the principal amount outstanding under our Series B Term Loan.

As of September 30, 2024, we had variable rate debt outstanding of $809.0 million at a weighted average interest rate of 8.1% for the year ended September 30, 2024, excluding the impact of our outstanding hedge agreements. Substantially all of our outstanding variable rate debt was incurred under the Amended Credit Agreement and the Receivables Financing Agreement. Each of these loans bears interest based on SOFR plus a spread.

We use interest rate swap and collar contracts to offset our exposure to interest rate movements. These outstanding interest rate contracts qualify and are designated as cash flow hedges of forecasted SOFR-based interest payments. At September 30, 2024, we were a fixed rate payer on fixed-floating interest rate swap and collar contracts that effectively fixed (swap) or limited (collar) the SOFR-based index used to determine the interest rates charged on our SOFR-based variable rate borrowings. See Note 10 "Fair Value Measurements and Derivative Instruments" to our audited consolidated financial statements included elsewhere in this Form 10-K.

Based on the debt outstanding and hedge contracts in place for the year ended September 30, 2024, a 100 basis point change in interest rates on our variable rate debt would result in a change to our fiscal 2024 interest expense by approximately $2.7 million inclusive of the impact from the active hedge contracts. Actual interest rates could change significantly more than 100 bps.

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

During the year ended September 30, 2024 we purchased approximately 21.1 million gallons of fuel. Based on the hedging contract in place during fiscal 2024, a ten percent change in fuel prices would have resulted in a change of approximately $6.2 million in our annual fuel cost inclusive of the impact from the active hedge contracts.

We continue to monitor our exposure and the current pricing environment and may execute new fuel-based derivative instruments in the future. See Note 10 "Fair Value Measurements and Derivative Instruments" to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain disclosure controls and procedures, which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Refer to “Opinion on Internal Control over Financial Reporting” on page F-4 herein.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 16, 2025.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 16, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 16, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 16, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 16, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

(3) Exhibits

See the “Exhibit Index” beginning on page 55 of this Form 10-K.

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

4.6	Description of the Company’s Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2023)
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
10.6

Amended and Restated Joinder Agreement, dated as of June 30, 2014, by and among Jefferies Finance LLC, MIHI, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, Nomura Corporate Funding Americas, LLC, and KKR Corporate Lending LLC, Garden Merger Sub, LLC, as borrower, Morgan Stanley Bank, N.A., as a letter of credit issuer and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.7

First Lien Guarantee, dated as of December 18, 2013, by the guarantors party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.8

First Lien Security Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, the subsidiary grantors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.9

First Lien Pledge Agreement, dated as of December 18, 2013, among Garden Acquisition Holdings, Inc., Garden Merger Sub, LLC, The Brickman Group Ltd. LLC, each of the subsidiary pledgors party thereto and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.10

Grant of Security Interest in Trademark Rights, dated as of December 18, 2013, by The Brickman Group Ltd. LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.11

Receivables Financing Agreement, dated as of April 28, 2017, by and among BrightView Funding LLC, BrightView Landscapes, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the persons from time to time party thereto as lenders and LC participant (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.12

First Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 21, 2019, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019)

10.13

Second Amendment to the Receivables Financing Agreement, including as Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of February 19, 2021, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021)

10.14

Third Amendment to the Receivables Financing Agreement, including Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of June 22, 2022, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022)

10.15

Fourth Amendment to the Receivables Financing, dated as of August 31, 2023, by and among BrightView Landscapes, LLC, BrightView Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023)

10.16

Fifth Amendment to the Receivables Financing Agreement, including Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of June 27, 2024, by and among BrightView Funding LLC, as borrower, BrightView Landscapes, LLC, as initial servicer, and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2024)

10.17

Joinder to the Receivables Financing Agreement, dated as of May 2, 2023, by and among BrightView Funding LLC, as borrower, BrightView Landscapes LLC, as initial servicer and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.18

Assignment Agreement (relating to the Receivables Financing Agreement, dated as of April 28, 2017, as amended and the Purchase and Sale Agreement, dated as of April 28, 2017, as amended), dated as of December 29, 2023, by and between U.S. Lawns, Inc. and BrightView Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 31, 2024)

10.19

Second Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Tree Company, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2020)

10.20

Third Amendment to the Purchase and Sale Agreement, dated as of September 30, 2020, by and among BrightView Landscapes, LLC, as servicer, BrightView Puerto Rico, LLC, as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2020)

10.21

Fourth Amendment to the Purchase and Sale Agreement, dated as of November 23, 2020, by and among BrightView Landscapes, LLC, as servicer, Metheny Commercial Lawn Maintenance, INC., as an originator, BrightView Funding LLC, as buyer, and the parties listed thereto as remaining originators (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)

10.22

Fifth Amendment to the Purchase and Sale Agreement, dated as of December 22, 2021, by and among BrightView Landscapes, LLC, as Servicer, BrightView Landscape Development, Inc., an Arizona corporation, as an Originator, BrightView Landscape Development, Inc., a Colorado corporation, as an Originator, various parties listed on the signature pages thereto as Originators and BrightView Funding LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2022)

10.23

Sixth Amendment to the Purchase and Sale Agreement and Waiver, dated as of December 29, 2023, by and among BrightView Landscapes, LLC, as Servicer and an Originator, U.S. Lawns, Inc. as an Originator, BrightView Chargers, Inc. as an Originator, various parties listed on the signature pages thereto as Originators, BrightView Funding LLC, as Buyer, the Company as Performance Guarantor, PNC Bank, National Association as Administrative Agent, and MUFG Bank, Ltd. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 31, 2024)

10.24

Incremental Amendment and Amendment No. 4 to First Lien Credit Agreement, dated June 8, 2018, by and among JPMorgan Chase Bank N.A., BrightView Holdings, Inc., BrightView Landscapes, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)

10.25

Amendment No. 5 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of August 15, 2018, by and among BrightView Holdings, Inc., BrightView Landscapes, LLC and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as successor Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2018)

10.26

Amendment No. 6 to Credit Agreement, including as Exhibit A thereto, the Amended Credit Agreement, dated as of April 22, 2022, by and among the Company, the Borrower and the lenders or other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022)

10.27

Amendment No. 7 to Credit Agreement, dated as of August 31, 2023 by and among BrightView Landscapes, LLC, the other credit parties party thereto, the lenders or other financial institutions or entities party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023)

10.28

Amendment No. 8 to Credit Agreement, dated as of May 28, 2024, by and among BrightView Holdings, Inc. BrightView Landscapes, LLC, each of the other credit parties thereto, the lenders or other financial institutions or entities party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.29

Investment Agreement, dated as of August 28, 2023, by and among BrightView Holdings, Inc., Birch Equity Holdings, LP and Birch-OR Equity Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.30

Registration Rights Agreement, dated as of August 28, 2023, by and among BrightView Holdings, Inc., Birch Equity Holdings, LP and Birch-OR Equity Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.31†

BrightView Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan, as amended on March 5, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024)

10.32†

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)

10.33†

BrightView Holdings, Inc. 2018 Employee Stock Purchase Plan, as amended on March 5, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024)

10.34†

Letter Agreement between BrightView Holdings, Inc. and Andrew V. Masterman (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.35†

Consulting and Separation Agreement, dated as of May 3, 2023, by and between Andrew V. Masterman and BrightView Landscapes, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023)

10.36†	Letter Agreement between BrightView Holdings, Inc. and Brett Urban (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)
10.37†

Letter Agreement between BrightView Holdings, Inc. and Jonathan M. Gottsegen (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.38†*	Letter Agreement between BrightView Holdings, Inc. and Amanda Orders
10.39†*	Letter Agreement between BrightView Holdings, Inc. and Michael Dozier
10.40†*	Acknowledgement and Acceptance of Position Change between BrightView Holdings, Inc. and Michael Dozier
10.41†	Form of Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)
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

10.48†	BrightView Holdings, Inc. Executive Leadership Team Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020)
10.49†	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022)
10.50†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2022)
10.51†

Form of BrightView Holdings, Inc. Retention Restricted Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2022)

10.52†

Form of BrightView Holdings, Inc. Annual Performance Stock Unit Grant (FY2023) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023)

10.53†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2023) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2023)
10.54†

Interim Chief Executive Officer Agreement, dated as of May 3, 2023, by and between James R. Abrahamson and BrightView Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023)

10.55†

Restricted Stock Unit Grant Agreement, dated as of June 1, 2023, by and between James R. Abrahamson and BrightView Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023)

10.56†	Form of 2023 Retention Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023)
10.57†

Letter Agreement, effective October 1, 2023, by and between BrightView Holdings, Inc. and Dale A. Asplund (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.58†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)
10.59†

BrightView Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2023)

10.60†	Form of Inducement Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2023)
10.61†	The BrightView Executive Savings Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 31, 2024)
10.62†

Adoption Agreement for the BrightView Executive Savings Plan, dated as of October 1, 2008, by and between The Brickman Group Ltd. LLC and Fidelity Management Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 31, 2024)

10.63†

First Amendment to the Adoption Agreement for the BrightView Executive Savings Plan, dated as of December 13, 2022, by and between BrightView Landscapes, LLC and Fidelity Management Trust Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 31, 2024)

10.64†

Transition Services and Separation Agreement, effective February 27, 2024, by and between BrightView Holdings, Inc., BrightView Landscapes, LLC and Jamie C. Gollotto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2024)

19.1*	BrightView Holdings, Inc. Insider Trading and Selective Disclosure Policy
21.1*	Subsidiaries of BrightView Holdings, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1†

BrightView Holdings, Inc. Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2023)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documentsi
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2024	BrightView Holdings, Inc.

	By:	/s/ Dale A. Asplund
Dale A. Asplund
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dale A. Asplund	Chief Executive Officer, President and Director	November 13, 2024
Dale A. Asplund	(Principal Executive Officer)

/s/ Brett Urban	Executive Vice President and Chief Financial Officer	November 13, 2024
Brett Urban	(Principal Financial Officer)

/s/ Brian Jackson	Chief Accounting Officer	November 13, 2024
Brian Jackson	(Principal Accounting Officer)

/s/ Paul E. Raether	Chairman of Board of Directors	November 13, 2024
Paul E. Raether

/s/ James R. Abrahamson	Director	November 13, 2024
James R. Abrahamson

/s/ Kurtis Barker	Director	November 13, 2024
Kurtis Barker

/s/ Jane Okun Bomba	Director	November 13, 2024
Jane Okun Bomba

/s/ William Cornog	Director	November 13, 2024
William Cornog

/s/ Joshua Goldman	Director	November 13, 2024
Joshua Goldman

/s/ Frank Lopez	Director	November 13, 2024
Frank Lopez

/s/ Richard W. Roedel	Director	November 13, 2024
Richard W. Roedel

/s/ Mara Swan	Director	November 13, 2024
Mara Swan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	F-

Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023	F-5

Consolidated Statements of Operations for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022	F-6

Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2024, September 30, 2023, and September 30, 2022	F-7

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the fiscal years ended September 30, 2024, September 30, 2023, and September 30, 2022	F-8

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2024, September 30, 2023, and September 30, 2022	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightView Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company’s methodology for estimating the fair value of their reporting units utilizes a combination of the market and income approaches. The market approach is based on the guideline public company method, which measures the value of the reporting unit through applying valuation multiples of selected guideline public companies to the reporting unit’s key operating metrics. The income approach is based on the discounted cash flow method, which is based on the present value of future cash flows. The principal assumptions utilized in the income approach include the long-term future revenue growth rates, operating margins, and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Maintenance reporting unit as of the measurement date of July 1, 2024 exceeded the carrying value. Therefore, no impairment was recognized. As of September 30, 2024, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit.

We identified the valuation of the Maintenance reporting unit goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Maintenance reporting unit. Auditing the fair value of this reporting unit involved a high degree of auditor judgment and an increased effort, which included the involvement of our fair value specialists, as it related to evaluating whether management’s significant estimates and assumptions related to valuation multiples of selected guideline public companies, long-term future revenue growth rates, operating margins, and discount rate were appropriate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant estimates and assumptions related to valuation multiples of selected guideline public companies, long-term future revenue growth rates, operating margins, and discount rate used by management to estimate the fair value of the Maintenance reporting unit included the following, among others:

•
We tested the effectiveness of internal controls over the determination of the fair value of the Maintenance reporting unit, including controls related to management’s significant estimates and assumptions of long-term future revenue growth rates, operating margins, and discount rate.
•
We evaluated management’s ability to accurately forecast future Maintenance reporting unit revenue and operating margin by comparing actual results to management’s historical forecasts.
•
We evaluated the reasonableness of management’s Maintenance reporting unit revenue and operating margin forecasts by comparing the forecasts to:
o
historical results,
o
internal communications to management and the Board of Directors, and
o
forecasted information included in analyst and industry reports for the Company.
•
With the assistance of our fair value specialists, for the income approach we evaluated (1) the valuation methodology used and (2) the projections of long-term future revenue growth rates and the discount rate by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management.
•
With the assistance of our fair value specialists, for the market approach we evaluated the selection of peer groups and guideline public company market multiples, including testing the underlying information supporting these assumptions and the mathematical accuracy of the calculations.

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 13, 2024

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightView Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and related notes as of and for the year ended September 30, 2024, of the Company and our report dated November 13, 2024, expressed an unqualified opinion on those financial statements.

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

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 13, 2024

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In millions, except par value and share data)

	September 30, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$140.4	$67.0
Accounts receivable, net	415.2	442.3
Unbilled revenue	137.8	143.5
Other current assets	86.7	89.3
Total current assets	780.1	742.1
Property and equipment, net	391.9	315.2
Intangible assets, net	95.8	132.3
Goodwill	2,015.7	2,021.4
Operating lease assets	81.3	86.1
Other assets	27.0	55.1
Total assets	$3,391.8	$3,352.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$144.1	$136.2
Deferred revenue	83.8	68.2
Current portion of self-insurance reserves	52.8	54.8
Accrued expenses and other current liabilities	237.7	180.2
Current portion of operating lease liabilities	24.9	27.3
Total current liabilities	543.3	466.7
Long-term debt, net	802.5	888.1
Deferred tax liabilities	43.9	51.1
Self-insurance reserves	112.8	105.1
Long-term operating lease liabilities	62.6	65.1
Other liabilities	44.3	34.6
Total liabilities	1,609.4	1,610.7
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of September 30, 2024 and September 30, 2023, aggregate liquidation preference of $512.0 and $503.2 as of September 30, 2024 and September 30, 2023, respectively	507.1	498.2
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and September 30, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 108,200,000 and 106,600,000 shares issued and 94,800,000 and 93,600,000 shares outstanding as of September 30, 2024 and September 30, 2023, respectively	1.1	1.1
Treasury stock, at cost; 13,400,000 and 13,000,000 shares as of September 30, 2024 and September 30, 2023, respectively	(173.5)	(170.4)
Additional paid-in capital	1,518.1	1,530.8
Accumulated deficit	(68.9)	(135.3)
Accumulated other comprehensive (loss) income	(1.5)	17.1
Total stockholders’ equity	1,275.3	1,243.3
Total liabilities, mezzanine equity and stockholders’ equity	$3,391.8	$3,352.2

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended September 30,
	2024	2023	2022
Net service revenues	$2,767.1	$2,816.0	$2,774.6
Cost of services provided	2,121.5	2,137.1	2,099.8
Gross profit	645.6	678.9	674.8
Selling, general and administrative expense	496.5	533.4	534.9
Gain on divestiture	(43.6)	—	—
Amortization expense	35.8	44.5	51.5
Income from operations	156.9	101.0	88.4
Other (income) expense	(2.0)	6.7	15.5
Interest expense, net	62.4	97.4	53.3
Income (loss) before income taxes	96.5	(3.1)	19.6
Income tax expense	30.1	4.6	5.6
Net income (loss)	$66.4	$(7.7)	$14.0
Less: dividends on Series A convertible preferred shares	35.7	3.2	—
Net income (loss) attributable to common stockholders	$30.7	$(10.9)	$14.0
Earnings (loss) per share:
Basic earnings (loss) per share	$0.21	$(0.12)	$0.14
Diluted earnings (loss) per share	$0.20	$(0.12)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Fiscal Year Ended
	2024	2023	2022
Net income (loss)	$66.4	$(7.7)	$14.0
Net derivative (losses) gains and other costs arising during the period, net of tax expense of $(3.7), $9.5; and $1.7, respectively (1)	(10.4)	26.5	4.2
Reclassification of (gains) into net income (loss), net of tax (expense) of $(2.9); $(3.8); and $(0.3), respectively	(8.2)	(11.4)	(0.7)
Other comprehensive (loss) income	(18.6)	15.1	3.5
Comprehensive income	$47.8	$7.4	$17.5

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2021	105.2	$1.1	$1,489.1	$(141.6)	$(1.5)	$(4.4)	$1,342.7	—	$—
Net income	—	—	—	14.0	—	—	14.0	—	—
Other comprehensive income, net of tax	—	—	—	—	3.5	—	3.5	—	—
Capital contributions and issuance of common stock	0.5	—	1.5	—	—	—	1.5	—	—
Equity-based compensation	—	—	18.9	—	—	—	18.9	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(163.8)	(163.8)	—	—
Balance, September 30, 2022	105.7	$1.1	$1,509.5	$(127.6)	$2.0	$(168.2)	$1,216.8	—	$-
Net (loss)	—	—	—	(7.7)	—	—	(7.7)
Other comprehensive income, net of tax	—	—	—	—	15.1	—	15.1	—	—
Capital contributions and issuance of common stock	0.9	—	2.4	—	—	—	2.4	—	—
Equity-based compensation	—	—	22.1	—	—	—	22.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(2.2)	(2.2)	—	—
Issuance of Series A preferred stock, net of issuance costs	—	—	—	—	—	—	—	0.5	495.0
Dividends on Series A convertible preferred shares	—	—	(3.2)	—	—	—	(3.2)	—	3.2
Balance, September 30, 2023	106.6	$1.1	$1,530.8	$(135.3)	$17.1	$(170.4)	$1,243.3	0.5	$498.2
Net income	—	—	—	66.4	—	—	66.4	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(18.6)	—	(18.6)	—	—
Capital contributions and issuance of common stock	1.6	—	2.8	—	—	—	2.8	—	—
Equity-based compensation	—	—	20.2	—	—	—	20.2	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(3.1)	(3.1)	—	—
Series A Preferred Stock dividends	—	—	(35.7)	—	—	—	(35.7)	—	8.9
Balance, September 30, 2024	108.2	$1.1	$1,518.1	$(68.9)	$(1.5)	$(173.5)	$1,275.3	0.5	$507.1

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$66.4	$(7.7)	$14.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	108.4	105.2	98.9
Amortization of intangible assets	35.8	44.5	51.5
Amortization of financing costs and original issue discount	2.8	3.5	3.7
Loss on debt extinguishment	0.6	8.3	12.6
Deferred taxes	1.7	(21.5)	(6.6)
Equity-based compensation	20.2	22.1	18.9
Realized gain on hedges	(11.1)	(15.2)	(1.0)
Gain on divestiture	(43.6)	—	—
Other non-cash activities	(8.6)	(5.3)	(1.7)
Change in operating assets and liabilities:
Accounts receivable	19.9	(52.6)	(6.3)
Unbilled and deferred revenue	22.1	(5.4)	(6.9)
Other operating assets	11.4	17.1	(10.5)
Accounts payable and other operating liabilities	(20.4)	36.9	(59.7)
Net cash provided by operating activities	205.6	129.9	106.9
Cash flows from investing activities:
Purchase of property and equipment	(78.4)	(71.3)	(107.3)
Proceeds from sale of property and equipment	18.1	21.6	7.1
Business acquisitions, net of cash acquired	—	(13.8)	(93.1)
Proceeds from divestiture	51.0	—	—
Other investing activities	3.7	2.1	(0.4)
Net cash (used) by investing activities	(5.6)	(61.4)	(193.7)
Cash flows from financing activities:
Repayments of finance lease obligations	(36.3)	(27.6)	(27.0)
Repayments of term loan	—	(459.0)	(1,006.3)
Repayments of receivables financing agreement	(87.3)	(554.5)	(374.4)
Repayments of revolving credit facility	—	(33.5)	(165.0)
Proceeds from term loan, net of issuance costs	—	—	1,180.1
Proceeds from receivables financing agreement, net of issuance costs	0.5	549.5	391.7
Proceeds from revolving credit facility	—	33.5	165.0
Debt issuance and prepayment costs	(2.5)	(1.8)	(4.6)
Series A preferred stock dividend	(17.8)	—	—
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	495.0	—
Proceeds from issuance of common stock, net of share issuance costs	3.0	1.2	1.6
Repurchase of common stock and distributions	(3.1)	(2.2)	(163.8)
Contingent business acquisition payments	(5.1)	(22.1)	—
Increase in book overdrafts	20.1	—	—
Other financing activities	1.9	(0.1)	(14.1)
Net cash (used) by financing activities	(126.6)	(21.6)	(16.8)
Net change in cash and cash equivalents	73.4	46.9	(103.6)
Cash and cash equivalents, beginning of period	67.0	20.1	123.7
Cash and cash equivalents, end of period	$140.4	$67.0	$20.1
Supplemental Cash Flow Information:
Cash (received) paid for income taxes, net	$34.4	$(9.8)	$17.3
Cash paid for interest	$67.7	$82.1	$48.7
Non-cash Series A Preferred Stock dividends	$8.9	$3.2	$—
Accrual for property and equipment	$50.7	$—	$—

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include deposits in banks and money market funds with maturities of less than three months at the time of deposit or investment. Under our cash management system, checks issued but not yet presented to banks that would result in negative bank balances when presented are classified as a current liability in the Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a financing activity.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reserves for all accounts that are deemed to be uncollectible and reviews its allowance for doubtful accounts regularly. The allowance is based on the age of receivables and a specific identification of receivables considered at risk, representing its best estimate of probable credit losses in existing trade accounts receivable (see Note 5 "Accounts Receivable, net"). Account balances are written off against the allowance when the potential for recovery is considered remote.

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

Goodwill is allocated to, and evaluated for impairment at, the Company’s two identified reporting units. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform the quantitative impairment test. The quantitative goodwill impairment test requires the Company to compare the carrying value of the reporting unit’s net assets to the estimated fair value of the reporting unit. The Company determines the estimated fair values of each of the reporting units using a combination of the income and market multiple approaches. The estimates used in each approach include significant management assumptions, including valuation multiples of selected guideline public companies, long-term future growth rates, operating margins, and discount rates.

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

Financing Costs

Financing costs, consisting of fees and other expenses associated with borrowings, are amortized over the terms of the related borrowings using the effective interest rate method (see Note 9 "Long-term Debt"). Financing costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of the related borrowings.

Self-Insurance Reserves

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for general liability, vehicle liability, workers’ compensation and employee health care for certain employees contain self-insured retention amounts. Claims that are not self-insured as well as claims in excess of the self-insured retention amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, demographic factors and industry claims experience. A receivable for an insurance recovery is generally recognized when the loss has occurred and collection is considered probable (see Note 14 "Commitments and Contingencies").

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

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of those instruments. The valuation is based on settlements of similar financial instruments, all of which are short-term in nature and are generally settled at or near cost. See Note 9 "Long-term Debt", Note 10 "Fair Value Measurements and Derivative Instruments" and Note 16 "Mezzanine Equity" for other financial instruments subject to fair value estimates.

Derivative Instruments and Hedging Activities

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Since all of the Company’s derivatives are designated as cash flow hedges, the entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive (loss) income and subsequently reclassified to Interest expense, net (interest rate contracts) or Cost of services provided (fuel hedge contracts) in the accompanying Consolidated Statements of Operations at the time the hedge transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive (loss) income is released to earnings. See Note 10 "Fair Value Measurements and Derivative Instruments" for more information.

Revenue Recognition

The Company’s revenue is generated from Maintenance Services and Development Services. The Company generally recognizes revenue from the sale of services as the services are performed, which is typically ratably over the terms of the contracts, which the Company believes to be the best measure of progress. The Company recognizes revenues as it transfers control of products and services to its customers in an amount reflecting the total consideration it expects to receive from the customer.

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

Development Services revenues are generated primarily through landscape architecture and development services. For Development Services, revenue is primarily recognized over time using the cost-to-cost input method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. The full amount of anticipated losses on contracts is recorded as soon as such losses can be estimated. Changes in job performance, job conditions, and estimated profitability, including final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

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

Equity-based Compensation

The Company’s equity-based compensation consists of stock options, restricted stock awards, restricted stock units and performance stock units. The Company expenses equity-based compensation using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in later periods if subsequent information indicates actual forfeitures will differ from those estimates. See Note 13 "Equity-Based Compensation" for more information.

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of September 30, 2024, the Company was not party to any contracts, hedging relationships, or other transactions affected by reference rate reform.

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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact of ASU No. 2023-07 on its financial statements.

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

Income Statement

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. The amendment is effective for annual periods beginning after December 15, 2026 and interim periods in fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU No. 2024-03 on its consolidated financial statements.

4. Revenue

Disaggregation of revenue

The following table presents the Company’s reportable segment revenues, disaggregated by revenue type. The Company disaggregates revenue from contracts with customers into major services lines. The Company has determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 15 "Segments", the Company’s reportable segments are Maintenance Services and Development Services.

	Fiscal Year Ended September 30,
	2024	2023	2022
Landscape Maintenance	$1,743.2	$1,857.5	$1,825.7
Snow Removal	220.8	209.0	256.3
Maintenance Services	1,964.0	2,066.5	2,082.0
Development Services	808.8	758.0	698.8
Eliminations	(5.7)	(8.5)	(6.2)
Net service revenues	$2,767.1	$2,816.0	$2,774.6

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of September 30, 2024, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $546.4. The Company expects to recognize revenue on 54% of the remaining performance obligations over the next 12 months and an additional 46% over the 12 months thereafter.

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

There were $185.0 of amounts billed during the period and $179.3 of additions to our unbilled revenue balance during the twelve month period ended September 30, 2024.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the fiscal year ended September 30, 2024 were as follows:

Deferred Revenue
Balance, September 30, 2023	$68.2
Recognition of revenue	(1,180.8)
Deferral of revenue	1,197.2
Divestiture (Note 7)	(0.9)
Balance, September 30, 2024	$83.8

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

5. Accounts Receivable, net

Accounts receivable of $415.2 and $442.3, is net of an allowance for doubtful accounts of $10.0 and $5.1 and includes amounts of retention on incomplete projects to be completed within one year of $65.7 and $58.7 at September 30, 2024 and September 30, 2023, respectively.

6. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	September 30, 2024	September 30, 2023
Land	—	$42.9	$44.7
Buildings and leasehold improvements	2-40 yrs.	46.7	45.6
Operating equipment	2-7 yrs.	388.3	338.8
Transportation vehicles	3-7 yrs.	403.1	351.9
Office equipment and software	3-10 yrs.	48.6	68.7
Construction in progress	—	4.9	7.7
Property and equipment		934.5	857.4
Less: Accumulated depreciation		542.6	542.2
Property and equipment, net		$391.9	$315.2

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $108.4, $105.2 and $98.9 for the years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively.

7. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $35.8, $44.5 and $51.5 for the years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively. These assets are amortized over their estimated useful lives, the reasonableness of which are continually evaluated by the Company. There were no intangible assets acquired during the year ended September 30, 2024. The weighted average amortization period of intangible assets acquired during the year ended September 30, 2023 was seven years.

Intangible assets as of September 30, 2024 and September 30, 2023 consisted of the following:

		September 30, 2024		September 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$715.9	$(620.1)	$725.5	$(594.1)
Trademarks	12 yrs.	—	—	3.8	(2.9)
Non-compete agreements	5 yrs.	—	—	2.7	(2.7)
Total intangible assets		$715.9	$(620.1)	$732.0	$(599.7)

Amortization expense is anticipated to be as follows in future years:

Fiscal Year Ended September 30,
2025	$29.3
2026	21.8
2027	15.2
2028	11.1
2029	7.2
2030 and thereafter	11.2
$95.8

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2023 and September 30, 2024:

	Maintenance Services	Development Services	Total
Balance, September 30, 2022	$1,792.7	$216.1	$2,008.8
Acquisitions (1)	10.7	1.9	12.6
Balance, September 30, 2023	$1,803.4	$218.0	$2,021.4
Acquisitions (1)	0.1	—	0.1
Divestiture	(5.8)	—	(5.8)
Balance, September 30, 2024	$1,797.7	$218.0	$2,015.7

(1)
The acquisitions adjustments include the immaterial impact of foreign currency and other prior year measurement period adjustments during the respective periods.

The Company performed its annual goodwill impairment assessment as of July 1, 2024 utilizing a quantitative test approach as described in Note 2 "Summary of Significant Accounting Policies".

Acquisitions

During the year ended September 30, 2023, the Company acquired, through a series of separate transactions, 100% of the operations of three unrelated companies, all of which was allocated to Maintenance Services. The Company paid approximately $13.8 in aggregate consideration for the acquisitions, net of cash acquired. The Company accounted for the business combinations under the acquisition method and, accordingly, recorded the assets acquired and liabilities assumed at their estimated fair market values based on management’s preliminary estimates, with the excess allocated to goodwill. The purchase accounting related to these acquisitions was finalized within one year from each acquisition date. As a result of final purchase accounting, certain of the fair value amounts previously estimated were adjusted during the measurement period. The fair values were primarily estimated using Level 3 assumptions within the fair value hierarchy, including estimated future cash flows, discount rates and other factors. The measurement period adjustments were not material to the Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023. The identifiable assets acquired as part of the fiscal 2023 acquisitions were primarily customer relationship intangible assets of $4.0. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from anticipated synergies and the acquired assembled workforce in place. A portion of the goodwill resulting from the acquisitions is deductible for tax purposes.

From each acquisition date through September 30, 2023, the amount of revenue of the companies acquired during fiscal 2023 included in our Consolidated Statement of Operations for the year ended September 30, 2023, was $16.0.

Divestiture

On January 12, 2024, the Company completed the sale of one of its fully owned subsidiaries, U.S. Lawns, for total cash consideration of $51.0. The gain on the transaction of $43.6 is included in Gain on divestiture in the Consolidated Statements of Operations for the year ended September 30, 2024. The Maintenance Services operating segment includes the operations of the divested entity, and its results of operations are included in the Consolidated Statements of Operations through January 12, 2024. The company disposed of the U.S. Lawns customer relationships and trademarks as part of the divestiture.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2024	September 30, 2023
Payroll related accruals	$62.6	$52.2
Accrued operating expenses	115.5	77.7
Current portion of finance lease liabilities	37.0	21.5
Other accruals	22.6	28.8
Accrued expenses and other current liabilities	$237.7	$180.2

9. Long-term Debt

Long-term debt consists of the following:

	September 30, 2024	September 30, 2023
Series B term loan	$732.8	$731.7
Receivables financing agreement	76.2	163.0
Financing costs, net	(6.5)	(6.6)
Total debt, net	$802.5	$888.1
Less: Current portion of long-term debt	-	-
Long-term debt, net	$802.5	$888.1

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

On April 22, 2022, the Company entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”), which amended the existing Credit Agreement to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of 3.25% or a base rate (“ABR”) plus a margin of 2.25%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively. The Company used the net proceeds from the Series B Term Loan to repay all amounts then outstanding under the Company’s Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Credit Agreement, the Company recorded a loss on debt extinguishment of $12.6 due to accelerated amortization of deferred financing fees and original issue discount included in the Other expense (income) line of the Consolidated Statements of Operations for the year ended September 30, 2022. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%.

On August 28, 2023, the Company voluntarily repaid $450.0 of the amount outstanding under the Company’s Amendment Agreement. As a result of this voluntary repayment, the Company recorded a loss on debt extinguishment of $8.3 due to accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties. The loss on debt extinguishment is included in the Other (income) expense line of the Consolidated Statements of Operations for the year ended September 30, 2023.

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

On May 28, 2024, the Company entered into Amendment No. 8 to the Credit Agreement (the "Eighth Credit Agreement Amendment"). Under the Eighth Credit Agreement Amendment, the existing Series B Term Loans were amended to bear interest at a rate per annum based on Term SOFR, plus a margin of 2.50% or ABR plus a margin of 1.50%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively.

There were no debt repayments on the Series B Term Loan for the fiscal year ended September 30, 2024. Debt repayments for the Series B Term Loan totaled $459.0 for the fiscal year ended September 30, 2023.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2024, September 30, 2023, and September 30, 2022.

The Credit Agreement restricts the Company’s ability to, among other things, incur additional indebtedness, create liens, enter into mergers and acquisitions, dispose of assets and make distributions without the approval of the lenders. In certain circumstances, under the Credit Agreement, the Company is prohibited from making certain restricted payments, including dividends or distributions to its stockholders, subject to certain exceptions set forth in that agreement (including an exception for the making of such restricted payments up to an agreed limit, which limit is determined by a formula that takes into account consolidated net income, net cash proceeds and other amounts, in each case as described in greater detail in that agreement). The Credit Agreement imposes financial covenants upon the Company with respect to leverage and interest coverage under certain circumstances. The Credit Agreement contains provisions permitting the bank to accelerate the repayment of the outstanding debt under this agreement upon the occurrence of an Event of Default, as defined in the Credit Agreement, including a material adverse change in the financial condition of the Company since the date of the Credit Agreement.

The weighted average interest rate on the Series B Term Loan was 8.2% and 7.8% for the years ended September 30, 2024 and September 30, 2023, respectively. The Series B Term Loan has required amortization debt repayments that are due in quarterly installments of 0.25% of the original principal balance of the Series B Term Loans. As a result of the August 28, 2023 voluntary repayment of the amount outstanding under the Amendment Agreement, the quarterly installment payments of the remaining amount outstanding under the Series B Term Loan are no longer required.

Revolving credit facility

The Company has a five-year $300 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50%, or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of

September 30, 2024 and September 30, 2023. There were no borrowings or repayments under the facility during the year ended September 30, 2024. There were $33.5 borrowings under the facility during the year ended September 30, 2023, of which, $33.5 were repaid during the same period. The Company had no letters of credits issued and outstanding as of September 30, 2024 and had $42.6 of letters of credits issued and outstanding as of September 30, 2023. The weighted average interest rate on the Revolving Credit Facility was 6.9% for the year ended September 30, 2023.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On August 31, 2023, the Company, entered into the Fourth Amendment to the Receivables Financing Agreement (the “Fourth Amendment”), which amends the definition of “Permitted Holders” to align with the definition of “Permitted Holders” under the Credit Agreement Amendment as defined above, as of the date of the closing of the Receivables Financing Amendment. On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the "Fifth Amendment"), which increased the borrowing capacity to $325.0 and extended the term through June 27, 2027. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2024, the Company borrowed $0.5 against the capacity and voluntarily repaid $87.3. During the year ended September 30, 2023, the Company borrowed $549.5 against the capacity and voluntarily repaid $554.5.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 140-170 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.4% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 6.7% and 6.3% for the years ended September 30, 2024 and September 30, 2023, respectively.

The following are the scheduled maturities of long-term debt for the next five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2025	$—
2026	—
2027	76.2
2028	—
2029 and thereafter	738.0
Total long-term debt	814.2
Less: Current maturities	—
Less: Original issue discount	5.2
Less: Financing costs	6.5
Total long-term debt, net	$802.5

The Company has estimated the fair value of its long-term debt to be approximately $812.4 and $900.1 as of September 30, 2024 and September 30, 2023, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024 and September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and September 30, 2023:

	September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$9.7	$9.7	$—	$—
Total assets	$9.7	$9.7	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$(0.5)	$—	$(0.5)	$—
Other liabilities:
Interest rate derivative contracts	(2.5)	—	(2.5)	—
Obligation to Rabbi Trust	(9.7)	(9.7)	—	—
Total liabilities	$(12.7)	$(9.7)	$(3.0)	$—

	September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$10.9	$10.9	$—	$—
Interest rate derivative contracts	21.3	—	21.3	—
Total Assets	$32.2	$10.9	$21.3	$—
Other liabilities:
Obligation to Rabbi Trust	$10.9	$10.9	$—	$—
Total Liabilities	$10.9	$10.9	$—	$—

Hedging Activities

As of September 30, 2024 and September 30, 2023, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are highly effective in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive (loss) income and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) or Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive (loss) income is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

The notional amount of interest rate contracts were $600.0 at September 30, 2024 and September 30, 2023, respectively. The net deferred gain on the interest rate swaps as of September 30, 2024 of $1.8, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	2024	2023	2022
(Loss) income recognized in Other comprehensive (loss) income	$(13.3)	$36.1	$6.1
Net gain (loss) reclassified from Accumulated other comprehensive (loss) income into Interest expense, net	11.1	15.2	(0.5)

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In March 2024, the Company entered into a fuel swap agreement with a notional volume of 4.0 million gallons covering the period March 4, 2024 through February 24, 2025. The net deferred loss on the fuel swap as of September 30, 2024 was immaterial and is expected to be recognized in Cost of services provided over the next 6 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
(Loss) income recognized in Other comprehensive (loss) income	$(0.5)	$—	$0.2
Net gain reclassified from Accumulated other comprehensive (loss) income into Cost of services provided	—	—	1.5

11. Income Taxes

The components of income tax expense (benefit) are as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Current:
Federal	$23.1	$22.7	$7.5
State	5.3	3.4	4.7
Deferred:
Federal	(0.8)	(22.4)	(3.7)
State	1.3	(4.2)	(2.9)
Valuation allowance	1.2	5.1	—
Total income tax (benefit) expense	$30.1	$4.6	$5.6

Income tax expense (benefit) differs from the amount computed at the federal statutory corporate tax rate as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Federal tax at statutory rate	$20.3	$(0.7)	$4.1
State tax, net of federal tax (benefit) expense	4.8	(0.8)	1.2
Tax effect of:
Equity-based compensation	0.9	0.9	0.6
Non-deductible officers’ compensation	1.3	1.1	0.7
Provision to return and deferred tax adjustments	0.3	(0.8)	(0.3)
Non-deductible promotional and entertainment expense	0.9	0.6	0.4
Fuel tax credit and other credits	(0.6)	(0.7)	(0.8)
Carryback claim, net of adjustments	—	(0.8)	(0.3)
Divestiture - Non-deductible goodwill	1.2	—	—
Rate changes	0.2	0.5	—
Valuation allowance	1.2	5.1	—
Other, net	(0.4)	0.2	—
Income tax expense	$30.1	$4.6	$5.6

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	September 30, 2024	September 30, 2023
Deferred tax assets:
Self-insurance reserves	$37.3	$31.8
Deferred compensation	2.2	2.8
Payroll related accruals	25.3	22.8
Allowance for doubtful accounts	2.5	1.3
Lease liabilities	22.3	23.6
Net operating loss carryforward	4.9	7.1
Business interest expense	17.2	10.4
Other non-current deferred tax assets	1.2	4.5
Total non-current deferred tax assets	112.9	104.3
Valuation allowance	(6.3)	(5.1)
Total deferred tax assets	$106.6	$99.2

Deferred tax liabilities:
Intangible assets	$47.1	$46.2
Property and equipment	63.2	57.3
Deferred revenue	16.6	15.0
Prepaid assets	0.1	0.2
Lease assets	20.7	22.0
Other non-current deferred tax liabilities	1.5	6.0
Total non-current deferred tax liabilities	149.2	146.7
Total net deferred tax liabilities	$42.6	$47.5
Classification on balance sheets:
Other assets	$1.3	$3.6
Deferred tax liabilities	43.9	51.1

The CARES Act

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law and included various provisions to provide additional economic relief to address the impact of the COVID-19 pandemic. Notable provisions included net operating loss carrybacks, adjustments to the interest expense limitations under the U.S Tax Code Section 163(j), increase in the charitable contributions limitation, payroll tax deferrals of the employer portion of social security tax, a portion of which was repaid during the year ended September 30, 2022 and the remainder of which was repaid in fiscal year 2023, and an employee retention credit for wages paid to an idle employee under certain circumstances resulting from the COVID-19 pandemic. The Company recorded a tax receivable of $39.0 and a benefit of $10.1 to the tax provision for the tax net operating losses incurred in 2021 from the enactment of the CARES Act, net of adjustments. The tax net operating losses have been carried back to prior years. The Company has received all but $8.4 of the benefit from the carryback claims as of September 30, 2024. Further, the Company previously elected to defer the employer portion of social security taxes through 2020 and has filed for the employee retention credit allowed for under the CARES Act. The Company recorded a tax credit of $3.3 related to the employee retention credit during the year ended September 30, 2022 and has received all but $1.0 as of September 30, 2024.

Net Operating Losses and Interest Expense Carryforwards

The Company has state income tax net operating losses ("NOLs") of $90.9M having varying expirations from fiscal year 2025 through an indefinite useful life. The Company has a federal interest expense carryforward of $58.4M and state interest expense carryforwards of $94.6M that can be carried forward indefinitely. The Company believes it is more likely than not it will be unable to utilize some of its separate state NOLs and separate state interest expense carryforwards to offset future income. The increase to the valuation allowance was $1.2 million in FY2024.

At September 30, 2024, $6.3 million of the valuation allowances presented above relate to separate state NOLs and interest expense carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits, and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.

Uncertain Income Tax Positions

As of September 30, 2024 and 2023, the Company had no unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, as well as Canada. The Company’s returns are no longer subject to U.S. federal and state tax examination for fiscal years before 2020 and 2019, respectively.

12. Leases

The Company determines if an arrangement is a lease at the inception of the agreement. The Company determines an arrangement is a lease if it conveys the right to control the use of the asset for a period of time in exchange for consideration.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms from one month up to 9.4 years with one or more exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. For purposes of calculating lease liabilities, lease terms include options to extend the lease only when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance, common area maintenance, and tax payments. The variable lease payments are not presented as part of the initial right-of-use asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants or residual value guarantees.

The following table summarizes the lease-related assets and liabilities recorded in the Consolidated Balance Sheets at September 30, 2024 and 2023:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023
Operating leases:
Right-of-use asset	$81.3	$86.1
Current portion of lease liabilities	24.9	27.3
Lease liabilities	62.6	65.1
Total operating lease liabilities	$87.5	$92.4

Finance leases:
Right-of-use asset(1)	$67.7	$41.3
Current portion of lease liabilities(2)	37.0	21.5
Lease liabilities(3)	31.2	21.3
Total finance lease liabilities	$68.2	$42.8

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

The weighted-average remaining lease terms and incremental borrowing rates as of September 30, 2024 and 2023 were as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023
Operating leases:
Weighted-average remaining lease term (years)	4.4	4.7
Weighted-average incremental borrowing rate	4.9%	4.0%

Finance leases:
Weighted-average remaining lease term (years)	2.4	2.4
Weighted-average incremental borrowing rate	5.9%	3.8%

The components of lease cost for operating and finance leases for the fiscal year ended September 30, 2024 and 2023 were as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023
Operating lease cost	$31.5	$32.1
Finance lease cost:
Amortization of right-of-use asset	34.7	27.0
Interest on lease liabilities	3.2	1.6
Total finance lease cost	37.9	28.6
Short-term lease cost	22.1	23.7
Variable lease costs not included in lease liability	3.8	3.3
Sublease income	(0.7)	(0.7)
Total lease cost	$94.6	$87.0

Supplemental cash flow information for the fiscal year ended September 30, 2024 and 2023 were as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.7	$28.9
Operating cash flows from finance leases	3.2	1.6
Financing cash flows from finance leases	36.3	27.6

Non-cash items:
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	27.1	33.4
Right-of-use Assets Obtained In Exchange For New Finance Liabilities	65.4	26.3

As of September 30, 2024, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of September 30, 2024 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2025	$28.5	$40.0
2026	23.4	21.3
2027	16.7	7.1
2028	11.5	3.2
2029	7.2	1.3
Thereafter	10.7	0.2
Total net lease payments	98.0	73.1
Less: Amounts representing interest	(10.5)	(4.9)
Total lease liabilities	87.5	68.2
Less: Current portion of lease liabilities	(24.9)	(37.0)
Non-current lease liabilities	$62.6	$31.2

13. Equity-Based Compensation

Amended and Restated 2018 Omnibus Incentive Plan

On June 28, 2018 (and as amended and restated on March 10, 2020 and amended on March 5, 2024), in connection with the IPO, the Company’s Board of Directors adopted, and its stockholders approved, the BrightView Holdings, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). The total number of shares of common stock that may be issued under the 2018 Omnibus Incentive Plan is 24,650,000. Under 2018 Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock, other equity-based awards and other cash-based awards to employees, directors, officers, consultants and advisors.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the year ended September 30, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	213,000	$14.66
Less: Forfeited	106,000	$14.66
Outstanding at September 30, 2024	107,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the year ended September 30, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	3,021,000	$9.32
Granted	2,667,000	$8.24
Less: Vested	1,285,000	$9.67
Less: Forfeited	689,000	$8.92
Outstanding at September 30, 2024	3,714,000	$8.50

During the year ended September 30, 2024, the Company issued 2,667,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $8.24 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $19.2 over the requisite service period. During the year ended September 30, 2024, 1,285,000 RSUs vested and 689,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the year ended September 30, 2024 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2023	4,449,000	$19.06
Less: Exercised	166,000	$13.84
Less: Forfeited	1,247,000	$19.00
Outstanding at September 30, 2024	3,036,000	$19.37
Vested and exercisable at September 30, 2024	2,527,000	$19.33
Expected to vest after September 30, 2024	509,000	$19.54

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the year ended September 30, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2023	512,000	$7.48
Granted	918,000	$7.35
Less: Forfeited	316,000	$7.40
Outstanding at September 30, 2024	1,114,000	$7.40

During the year ended September 30, 2024, the Company issued 918,000 performance stock units (“PSUs”) at a weighted average distribution price of $7.35 per share and a weighted average grant date fair value of $7.35 per share, which cliff vest at the end of the three-year service period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant is expected to be approximately $6.3 over the requisite service period, dependent on the achievement of the identified performance conditions.. During the year ended September 30, 2024, no PSUs vested and 316,000 PSUs were forfeited.

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

There were no new PSU awards subject to a market condition or stock option awards granted for the years ended September 30, 2024 and September 30, 2023. The weighted-average assumptions used in the valuation of PSU awards subject to a market condition and stock option awards granted for the year ended September 30, 2022 are presented in the table below:

Fiscal Year Ended
September 30, 2022
Assumptions:
Risk-free interest rate	1.88%
Dividend yield	—
Volatility factor	47.10%
Expected term (in years)	5.3

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

The Company recognized $20.2, $22.1 and $18.9 in equity-based compensation expense for the years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $30.6, $23.7 and $36.2 as of September 30, 2024, September 30, 2023 and September 30, 2022, respectively, which is expected to be recognized over a weighted average period of 1.2 years.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 2,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 188,000, 177,000, and 112,000 were issued on November 17, 2023, November 14, 2022, and November 15, 2021, respectively. An additional portion thereof is expected to be issued in November 2024.

14. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee healthcare for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2024 was $165.6, of which $52.8 was classified in current liabilities and $112.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2023 was $159.9, of which $54.8 was classified in current liabilities and $105.1 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2024 includes $13.4 related to claims recoverable from third-party insurance carriers. Corresponding assets of $4.0 and $9.4 are recorded at September 30, 2024, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2023 includes $18.1 related to claims recoverable from third party insurance carriers. Corresponding assets of $5.3 and $12.8 were recorded at September 30, 2023, as Other current assets and Other assets, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies" Corporate includes corporate executive compensation, finance, legal and information technology which are not allocated to the segments. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance.

The following is a summary of certain financial data for each of the segments:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Maintenance Services	$1,964.0	$2,066.5	$2,082.0
Development Services	808.8	758.0	698.8
Eliminations	(5.7)	(8.5)	(6.2)
Net Service Revenues	$2,767.1	$2,816.0	$2,774.6
Maintenance Services	$279.7	$277.9	$278.8
Development Services	106.3	82.8	73.7
Corporate	(61.3)	(62.0)	(64.6)
Adjusted EBITDA(1)	$324.7	$298.7	$287.9
Maintenance Services	$61.3	$56.1	$82.9
Development Services	12.8	8.2	12.5
Corporate	4.3	7.0	11.9
Capital Expenditures	$78.4	$71.3	$107.3

(1) Presented below is a reconciliation of Net (loss) income to Adjusted EBITDA:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Net income (loss)	$66.4	$(7.7)	$14.0
Interest expense, net	62.4	97.4	53.3
Income tax expense	30.1	4.6	5.6
Depreciation expense	108.4	105.2	98.9
Amortization expense	35.8	44.5	51.5
Business transformation and integration costs (a)	44.1	23.7	21.5
Gain on divestiture (b)	(43.6)	—	0.1
Equity-based compensation (c)	20.5	22.3	19.0
COVID-19 related expenses (d)	—	0.4	11.4
Debt extinguishment (e)	0.6	8.3	12.6
Adjusted EBITDA	$324.7	$298.7	$287.9

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation and other costs.

	Fiscal Year Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2022
Severance and related costs (f)	$16.6	$8.9	$1.6
Business integration (g)	(0.4)	6.2	8.2
IT infrastructure, transformation, and other (h)	27.9	8.6	11.7
Business transformation and integration costs	$44.1	$23.7	$21.5
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
(e)
Represents losses on the extinguishment of debt related to Amendments No. 6, No. 7, and No. 8 to the Credit Agreement, in the fiscal years ended September 30, 2022, 2023, and 2024 respectively, and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.
(f)
Represents severance and related costs incurred in connection with the Company's One BrightView initiative and CEO transition.
(g)
Represents isolated expenses specifically related to the integration of acquired companies such as one-time employee retention costs, employee onboarding and training costs, fleet and uniform rebranding costs, and adjustments to performance based contingent consideration. The Company excludes Business integration costs from the non-GAAP measures disclosed above since such expenses vary in amount due to the number of acquisitions and size of acquired companies as well as factors specific to each acquisition, and as a result lack predictability as to occurrence and/or timing, and create a lack of comparability between periods.
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

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our Consolidated Balance Sheets and statement of changes in stockholders’ equity and mezzanine equity, as of and for the year ended September 30, 2024.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The aggregate liquidation preference of the Series A Preferred Stock was $512.0 and $503.2 as of September 30, 2024 and September 30, 2023, respectively.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 7.0% per annum, compounding quarterly, paid in kind or paid in cash, at the Company’s election. Dividends paid in kind are measured at fair value. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the liquidation preference of each such share of Series A Preferred Stock as of the applicable dividend payment date. Shares of the Series A Preferred Stock also entitle the holder to participate in any dividends paid on the Common Stock on an as-converted basis. During the year ended September 30, 2024, the Company paid in-kind dividends of $8.9 in the aggregate on the Series A Preferred Stock which increased the aggregate liquidation preference of the Series A Preferred Stock by the same amount. In addition, the Company declared cash dividends of $26.8 during the year ended September 30, 2024, of which $17.8 was paid. Accrued dividends of $9.0 are presented within Accrued expense and other current liabilities on the Consolidated Balance Sheets as of September 30, 2024. There were no dividends issued to common stockholders during the years ended September 30, 2024 and 2023.

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

As of September 30, 2024, the Series A Preferred Stock is not probable of becoming redeemable as the most likely method of settlement is through conversion which is likely to occur before the holder right to request redemption becomes exercisable.

17. Earnings (Loss) Per Share of Common Stock

The Company calculates basic and diluted (loss) earnings per common share using the two-class method. The two-class method is an allocation formula that determines net income (loss) per common share for each share of common stock and Series A Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series A Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series A Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock in an as-converted basis. Diluted net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of unvested and unexercised stock compensation awards and the Series A Convertible Preferred Stock, using the more dilutive of either the two-class method or if-converted stock method.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Basic Earnings (Loss) per common share
Numerator:
Net income (loss)	$66.4	$(7.7)	$14.0
Less: dividends on Series A convertible preferred shares	(35.7)	(3.2)	—
Less: Earnings allocated to Convertible Preferred Shares	(11.2)	—	—
Net income (loss) available to common shareholders	$19.5	$(10.9)	$14.0
Denominator:
Weighted average number of common shares outstanding – basic	94,673,000	93,412,000	97,898,000
Basic earnings (loss) per share	$0.21	$(0.12)	$0.14

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders – diluted	$19.5	$(10.9)	$14.0
Denominator:
Weighted average number of common shares outstanding – basic	94,673,000	93,412,000	97,898,000
Dilutive effect of:
Stock compensation awards	1,403,000	—	263,000
Series A convertible preferred stock	—	—	—
Weighted average number of common shares outstanding – diluted	96,076,000	93,412,000	98,161,000
Diluted earnings (loss) per share	$0.20	$(0.12)	$0.14
Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	56,587,000	9,656,000	5,010,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

18. Subsequent events

Commencing with the first quarter of fiscal 2025, which began on October 1, 2024, the Company adopted a revised segment presentation whereby certain expenses currently classified as "Corporate", including corporate executive compensation, finance, legal and information technology, will be instead allocated to its two reportable segments, Maintenance Services and Development Services, on a pro rata basis, based on segment revenue. The changes to the Company's segment reporting will be reflected beginning with its Quarterly Report on Form 10-Q for the quarter ending December 31, 2024.