Form 10-Q
period 2024-12-31
BrightView Holdings, Inc.
filed 2025-02-05
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2025 was 95,500,000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the safe harbor provision of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business outlook, business trends, expectations regarding our industry, strategy, future events, future operations, future liquidity and financial position, future revenues, projected costs, prospects, plans and objectives of management and other information, may be forward-looking statements.

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

•
competitive industry pressures;
•
our ability to preserve long-term customer relationships;
•
a determination by customers to reduce their outsourcing or use of preferred vendors;
•
inconsistent practices and the operating results of individual branches;
•
our ability to implement our business strategies and achieve our growth objectives;
•
impacts of future acquisitions or other strategic transactions;
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
•
the conditions and periodic fluctuations of the new commercial construction sector, as well as spending on repair and upgrade activities;
•
the level, timing and location of snowfall;
•
our ability to retain or hire our executive management and other key personnel;
•
our ability to attract, retain and maintain positive relations with workers;
•
any failure to properly verify employment eligibility of our employees;
•
the liability exposure from our use of subcontractors to perform work under certain customer contracts;
•
our recognition of future impairment charges;
•
laws and governmental regulations, including those relating to employees, wage and hour, immigration, human health, safety, transportation and the associated financial impact of such regulations;

•
environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, herbicides and fertilizers, or liabilities thereunder, as well as the related risk of potential litigation;
•
the distraction and impact caused by litigation, of adverse litigation judgments and settlements resulting from legal proceedings;
•
tax increases and changes in tax rules;
•
any increase in on-job accidents involving employees;
•
any failure, inadequacy, interruption, security failure or breach of our information technology systems;
•
compliance with data privacy regulations;
•
our ability to adequately protect our intellectual property;
•
any adverse consequences of our substantial indebtedness;
•
increases in interest rates governing our variable rate indebtedness increasing the cost of servicing our substantial indebtedness;
•
risks related to counterparty credit worthiness or non-performance of the derivative financial instruments we utilize;
•
restrictions within our debt agreements that limit our flexibility in operating;
•
our ability to generate sufficient cash flow to satisfy our significant debt service obligations;
•
the incurrence of substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities;
•
any failure to extend credit under our facility or reduce the borrowing base under our Revolving Credit Facility;
•
any future sales, or the perception of future sales, by us or our affiliates, which could cause the market price for our common stock to decline;
•
the ability of KKR and One Rock to exert significant influence over us;
•
anti-takeover provisions in our organizational documents that could delay or prevent a change in control;
•
the authorization of our Board of Directors to issue and designate shares of our preferred stock in additional series without stockholder approval;
•
the fact that the holders of our Series A Preferred Stock may have different interests from and vote their shares in a manner deemed adverse to, holders of our common stock;
•
the dividend, liquidation, and redemption rights of the holders of our Series A Preferred Stock;
•
our certificate of incorporation restricting all stockholder litigation matters to the Court of Chancery of the State of Delaware and the federal district courts of the United States of America;
•
general business, economic, and financial market conditions;
•
increases in raw material costs, fuel prices, wages and other operating costs, and changes in our ability to source adequate supplies and materials in a timely manner;
•
occurrence of natural disasters, terrorist attacks, global health emergencies and other external events;
•
heightened inflation, geopolitical conflicts, recession, financial market disruptions and other economic conditions;
•
environmental, social and governance matters and/or our reporting of such matters;
•
significant changes in our stock price and its ability for resale;
•
securities analysts’ reports about our business or their downgrade of our stock or sector;
•
maintaining effective internal controls; and
•
costs and requirements imposed as a result of maintaining compliance with the requirements of being a public company.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$98.3	$140.4
Accounts receivable, net	390.0	415.2
Unbilled revenue	97.0	137.8
Other current assets	100.7	86.7
Total current assets	686.0	780.1
Property and equipment, net	400.3	391.9
Intangible assets, net	87.7	95.8
Goodwill	2,015.6	2,015.7
Operating lease assets	78.1	81.3
Other assets	39.9	27.0
Total assets	$3,307.6	$3,391.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$122.5	$144.1
Deferred revenue	111.8	83.8
Current portion of self-insurance reserves	51.9	52.8
Accrued expenses and other current liabilities	168.5	237.7
Current portion of operating lease liabilities	24.6	24.9
Total current liabilities	479.3	543.3
Long-term debt, net	796.5	802.5
Deferred tax liabilities	43.4	43.9
Self-insurance reserves	120.6	112.8
Long-term operating lease liabilities	59.6	62.6
Other liabilities	35.6	44.3
Total liabilities	1,535.0	1,609.4
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of December 31, 2024 and September 30, 2024, aggregate liquidation preference of $512.0 as of December 31, 2024 and September 30, 2024	507.1	507.1
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and September 30, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 109,200,000 and 108,200,000 shares issued and 95,500,000 and 94,800,000 shares outstanding as of December 31, 2024 and September 30, 2024, respectively	1.1	1.1
Treasury stock, at cost; 13,700,000 and 13,400,000 shares as of December 31, 2024 and September 30, 2024, respectively	(178.6)	(173.5)
Additional paid-in capital	1,515.6	1,518.1
Accumulated deficit	(79.3)	(68.9)
Accumulated other comprehensive income (loss)	6.7	(1.5)
Total stockholders’ equity	1,265.5	1,275.3
Total liabilities, mezzanine equity and stockholders’ equity	$3,307.6	$3,391.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended December 31,
	2024	2023
Net service revenues	$599.2	$626.7
Cost of services provided	472.4	492.9
Gross profit	126.8	133.8
Selling, general and administrative expense	119.3	129.9
Amortization expense	8.1	10.1
(Loss) from operations	(0.6)	(6.2)
Other (income)	(0.2)	(1.2)
Interest expense, net	14.2	17.1
(Loss) before income taxes	(14.6)	(22.1)
Income tax (benefit)	(4.2)	(5.7)
Net (loss)	$(10.4)	$(16.4)
Less: dividends on Series A convertible preferred shares	9.0	8.9
Net (loss) attributable to common stockholders	$(19.4)	$(25.3)
(Loss) per share:
Basic and diluted (loss) per share	$(0.20)	$(0.27)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive (Loss)

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2024	2023
Net (loss)	$(10.4)	$(16.4)
Net derivative gains (losses) and other costs arising during the period, net of tax (benefit) expense of $3.5 and $(3.8), respectively (1)	9.4	(10.6)
Reclassification of (gains) into net (loss), net of tax (expense) of $(0.4) and $(0.6), respectively	(1.2)	(2.3)
Other comprehensive income (loss)	8.2	(12.9)
Comprehensive (loss)	$(2.2)	$(29.3)

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

Three Months ended December 31, 2024 and 2023

(Unaudited)

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2024	108.2	$1.1	$1,518.1	$(68.9)	$(1.5)	$(173.5)	$1,275.3	0.5	$507.1
Net (loss)	—	—	—	(10.4)	—	—	(10.4)	—	—
Other comprehensive income, net of tax	—	—	—	—	8.2	—	8.2	—	—
Capital contributions and issuance of common stock	1.0	—	2.0	—	—	—	2.0	—	—
Equity-based compensation	—	—	4.5	—	—	—	4.5	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(5.1)	(5.1)	—	—
Series A Preferred Stock dividends	—	—	(9.0)	—	—	—	(9.0)	—	—
Balance, December 31, 2024	109.2	$1.1	$1,515.6	$(79.3)	$6.7	$(178.6)	$1,265.5	0.5	$507.1

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2023	106.6	$1.1	$1,530.8	$(135.3)	$17.1	$(170.4)	$1,243.3	0.5	$498.2
Net (loss)	—	—	—	(16.4)	—	—	(16.4)	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(12.9)	—	(12.9)	—	—
Capital contributions and issuance of common stock	1.2	—	0.4	—	—	—	0.4	—	—
Equity-based compensation	—	—	5.1	—	—	—	5.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(2.5)	(2.5)	—	—
Series A Preferred Stock dividends	—	—	(8.9)	—	—	—	(8.9)	—	8.9
Balance, December 31, 2023	107.8	$1.1	$1,527.4	$(151.7)	$4.2	$(172.9)	$1,208.1	0.5	$507.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(10.4)	$(16.4)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	30.4	25.6
Amortization of intangible assets	8.1	10.1
Amortization of financing costs and original issue discount	0.5	0.7
Deferred taxes	(4.2)	(6.7)
Equity-based compensation	4.5	5.1
Realized gain on hedges	(1.6)	(2.9)
Other non-cash activities	1.4	1.9
Change in operating assets and liabilities:
Accounts receivable	20.7	21.0
Unbilled and deferred revenue	68.7	58.4
Other operating assets	(9.9)	(9.9)
Accounts payable and other operating liabilities	(47.7)	(60.7)
Net cash provided by operating activities	60.5	26.2
Cash flows from investing activities:
Purchase of property and equipment	(58.7)	(10.1)
Proceeds from sale of property and equipment	2.6	1.2
Other investing activities	0.8	0.3
Net cash (used) by investing activities	(55.3)	(8.6)
Cash flows from financing activities:
Repayments of finance lease obligations	(10.7)	(7.5)
Repayments of receivables financing agreement	(8.4)	(9.5)
Proceeds from receivables financing agreement, net of issuance costs	1.6	0.5
Debt issuance and prepayment costs	—	(0.4)
Series A preferred stock dividend	(9.0)	—
Proceeds from issuance of common stock, net of share issuance costs	1.5	0.2
Repurchase of common stock and distributions	(5.1)	(2.5)
Contingent business acquisition payments	(0.2)	(1.0)
Decrease in book overdrafts	(17.0)	—
Other financing activities	—	0.1
Net cash (used) by financing activities	(47.3)	(20.1)
Net change in cash and cash equivalents	(42.1)	(2.5)
Cash and cash equivalents, beginning of period	140.4	67.0
Cash and cash equivalents, end of period	$98.3	$64.5
Supplemental Cash Flow Information:
Cash paid (received) for income taxes, net	$0.1	$(0.2)
Cash paid for interest	$15.3	$18.0
Non-cash Series A Preferred Stock dividends	$—	$8.9
Accrual for property and equipment	$26.3	$—

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

The Consolidated Balance Sheet as of September 30, 2024, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2024, but does not include all disclosures required by GAAP, for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information, refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”).

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

2. Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2024, the Company was not party to any contracts, hedging relationships, or other transactions affected by reference rate reform.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Subtopic 220-40): Expense Disaggregation Disclosures. The ASU enhances disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of the update. The amendment is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU No. 2024-03 on its consolidated financial statements.

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

	Three Months Ended December 31,
	2024	2023
Landscape Maintenance	$376.9	$402.6
Snow Removal	32.4	39.7
Maintenance Services	409.3	442.3
Development Services	191.8	185.4
Eliminations	(1.9)	(1.0)
Net service revenues	$599.2	$626.7

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of December 31, 2024, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $521.2. The Company expects to recognize revenue on 61% of the remaining performance obligations over the next 12 months and an additional 39% over the 12 months thereafter.

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

There were $51.3 of amounts billed and $10.5 of additions to our unbilled revenue balance during the three month period ended December 31, 2024.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the three month period ended December 31, 2024 were as follows:

Deferred Revenue
Balance, September 30, 2024	$83.8
Recognition of revenue	(252.7)
Deferral of revenue	280.7
Balance, December 31, 2024	$111.8

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

4. Accounts Receivable, net

Accounts receivable of $390.0 and $415.2, is net of an allowance for doubtful accounts of $14.0 and $10.0 and includes amounts of retention on incomplete projects to be completed within one year of $64.8 and $65.7 as of December 31, 2024 and September 30, 2024, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	December 31, 2024	September 30, 2024
Land	—	$42.9	$42.9
Buildings and leasehold improvements	2-40 yrs.	46.8	46.7
Operating equipment	2-7 yrs.	399.1	388.3
Transportation vehicles	3-7 yrs.	408.3	403.1
Office equipment and software	3-10 yrs.	53.4	48.6
Construction in progress	—	2.1	4.9
Property and equipment		952.6	934.5
Less: Accumulated depreciation		552.3	542.6
Property and equipment, net		$400.3	$391.9

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $30.4 and $25.6 for the three months ended December 31, 2024 and 2023, respectively.

6. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets, net

Identifiable intangible assets consist of acquired customer contracts and relationships. Amortization expense related to intangible assets was $8.1 and $10.1 for the three months ended December 31, 2024 and 2023, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. There were no intangible assets acquired during the three months ended December 31, 2024 and 2023, respectively.

Intangible assets, net, as of December 31, 2024 and September 30, 2024 consisted of the following:

		December 31, 2024		September 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$715.9	$(628.2)	$715.9	$(620.1)
Total intangible assets		$715.9	$(628.2)	$715.9	$(620.1)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2024 and December 31, 2024:

	Maintenance Services	Development Services	Total
Balance, September 30, 2023	$1,803.4	$218.0	$2,021.4
Acquisitions (1)	0.1	—	0.1
Divestiture	(5.8)	—	(5.8)
Balance, September 30, 2024	$1,797.7	$218.0	$2,015.7
Acquisitions (1)	(0.1)	—	(0.1)
Balance, December 31, 2024	$1,797.6	$218.0	$2,015.6
(1)
The acquisitions adjustment includes the immaterial impact of foreign currency adjustments during the period.

Divestiture

On January 12, 2024, the Company completed the sale of one of its fully owned subsidiaries, U.S. Lawns, for total cash consideration of $51.0. The gain on the transaction of $43.6 is included in Gain on divestiture in the Consolidated Statement of Operations for the year ended September 30, 2024. The Maintenance Services operating segment includes the operations of the divested entity, and its results of operations are included in the Consolidated Statement of Operations through January 12, 2024.

7. Long-term Debt

Long-term debt consists of the following:

	December 31, 2024	September 30, 2024
Series B term loan	$733.0	$732.8
Receivables financing agreement	69.4	76.2
Financing costs, net	(5.9)	(6.5)
Total debt, net	$796.5	$802.5
Less: Current portion of long-term debt	-	-
Long-term debt, net	$796.5	$802.5

First Lien credit facility term loans and Series B Term Loan due 2029

In connection with the KKR Acquisition, the Company and a group of financial institutions entered into a credit agreement (the “Credit Agreement”) dated December 18, 2013. The Credit Agreement consisted of seven-year $1,460.0 term loans (“First Lien Term Loans”) and a five-year $210.0 revolving credit facility. All amounts outstanding under the Credit Agreement were collateralized by substantially all of the assets of the Company. The Credit Agreement, as amended, provides for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. There were no debt repayments for the Series B Term Loan for the three months ended December 31, 2024 and 2023.

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

Revolving credit facility

The Company has a five-year $300.0 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027. Under the Eighth Credit Agreement Amendment, the Revolving Credit Facility currently bears interest at a rate per annum equal to Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.0% to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement as in effect prior to the Amendment Agreement. There were no borrowings or repayments under the facility during the three months ended December 31, 2024 and 2023. The Company had no of letters of credit issued and outstanding as of December 31, 2024 and September 30, 2024.

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

All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the three months ended December 31, 2024 the Company borrowed $1.6 against the capacity and voluntarily repaid $8.4. During the three months ended December 31, 2023 the Company borrowed $0.5 against the capacity and voluntarily repaid $9.5. The Company had $82.7 of letters of credit issued and outstanding as of each of December 31, 2024 and September 30, 2024.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2025 and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2025	$—
2026	—
2027	69.4
2028	—
2029	738.0
2030 and thereafter	—
Total long-term debt	807.4
Less: Current maturities	—
Less: Original issue discount	5.0
Less: Financing costs	5.9
Total long-term debt, net	$796.5

The Company has estimated the fair value of its long-term debt to be approximately $812.1 and $812.4 as of December 31, 2024 and September 30, 2024, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024 and September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and September 30, 2024:

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$8.9	$8.9	$—	$—
Interest rate derivative contracts	8.7	—	8.7	—
Total assets	$17.6	$8.9	$8.7	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$(0.2)	$—	$(0.2)	$—
Other liabilities:
Obligation to Rabbi Trust	(8.9)	(8.9)	—	—
Total liabilities	$(9.1)	$(8.9)	$(0.2)	$—

	September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$9.7	$9.7	$—	$—
Total assets	$9.7	$9.7	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$(0.5)	$—	$(0.5)	$—
Other liabilities:
Interest rate derivative contracts	(2.5)	—	(2.5)	—
Obligation to Rabbi Trust	(9.7)	(9.7)	—	—
Total liabilities	$(12.7)	$(9.7)	$(3.0)	$—

Hedging Activities

As of December 31, 2024 and September 30, 2024, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income (loss) is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

The notional amount of interest rate contracts was $600.0 at December 31, 2024 and September 30, 2024. As of December 31, 2024, net deferred gain on the interest rate contracts of $2.9, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2024	2023
Income (Loss) recognized in Other comprehensive income (loss)	$13.1	$(14.5)
Net income reclassified from Accumulated other comprehensive income (loss) into Interest expense	2.0	2.9

Fuel Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In March 2024, the Company entered into a fuel swap agreement with a notional volume of 4.0 million gallons covering the period March 4, 2024 through February 24, 2025. The net deferred loss on the fuel swap as of December 31, 2024 was immaterial and is expected to be recognized in Cost of services provided over the next 3 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2024	2023
(Loss) recognized in Other comprehensive income (loss)	$—	$—
Net loss reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	(0.4)	—

9. Income Taxes

The following table summarizes the Company’s income tax (benefit) and effective income tax rate for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
	2024	2023
(Loss) before income taxes	$(14.6)	$(22.1)
Income tax (benefit)	(4.2)	(5.7)
Effective income tax rate	28.8%	25.8%

The increase in the effective tax rate for the three months ended December 31, 2024, when compared to the three months ended December 31, 2023, is primarily attributable to equity-based compensation shifting to a windfall position, as a result of recent increases in the share price of the company's common stock.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the three month period ended December 31, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	107,000	$14.66
Less: Forfeited	2,000	$14.66
Outstanding at December 31, 2024	105,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the three month period ended December 31, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	3,713,000	$8.50
Granted	607,000	$17.30
Less: Vested	841,000	$8.58
Less: Forfeited	50,000	$8.68
Outstanding at December 31, 2024	3,429,000	$10.04

During the three month period ended December 31, 2024, the Company issued 607,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $17.30 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $8.6 over the requisite service period.

Stock Option Awards

A summary of the Company’s stock option activity for the three month period ended December 31, 2024 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2024	3,036,000	$19.37
Less: Exercised	71,000	$14.16
Less: Forfeited	259,000	$22.24
Outstanding at December 31, 2024	2,706,000	$19.23
Vested and exercisable at December 31, 2024	2,321,000	$18.99
Expected to vest after December 31, 2024	385,000	$20.65

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the three month period ended December 31, 2024 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	1,114,000	$7.40
Granted	281,000	$17.33
Outstanding at December 31, 2024	1,395,000	$9.40

* Awards above presented assuming 100% attainment

During the three month period ended December 31, 2024, the Company issued 281,000 performance stock units (“PSUs”) at a weighted average distribution price of $17.33 per share and a weighted average grant date fair value of $17.33 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant will be approximately $4.1 over the requisite service period. During the three month period ended December 31, 2024, no PSUs vested and no PSUs were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $4.5 and $5.1 in equity-based compensation expense for the three months ended December 31, 2024 and 2023, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $35.1 and $30.6 as of December 31, 2024 and September 30, 2024, respectively, which is expected to be recognized over a weighted average period of 1.3 and 1.2 years as of December 31, 2024 and September 30, 2024, respectively.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 2,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan, of which 73,000 were issued on November 18, 2024, and 188,000 were issued on November 17, 2023. An additional portion thereof is expected to be issued in November 2025.

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at December 31, 2024 was $172.5, of which $51.9 was classified in current liabilities and $120.6 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2024 was $165.6, of which $52.8 was classified in current liabilities and $112.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at December 31, 2024 includes $18.2 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.1 and $13.1 are recorded at December 31, 2024, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2024 includes $13.4 related to claims recoverable from third-party insurance carriers. Corresponding assets of $4.0 and $9.4 were recorded at September 30, 2024, as Other current assets and Other assets, respectively.

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

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024. As previously disclosed, effective October 1, 2024, certain expenses previously classified as "Corporate", including corporate executive compensation, finance, legal and information technology and other corporate costs, are allocated to the two reportable segments on a pro rata basis, based on segment revenue. Prior period segment results have been recast to be consistent with the current presentation. There were no changes to the Company's consolidated financial statements. Eliminations represent eliminations of intersegment revenues. The Company does not currently provide asset information by segment, as this information is not used by management when allocating resources or evaluating performance.

The following is a summary of certain financial data for each of the segments:

	Three Months Ended December 31,
	2024	2023
Maintenance Services	$409.3	$442.3
Development Services	191.8	185.4
Eliminations	(1.9)	(1.0)
Net Service Revenues	$599.2	$626.7
Maintenance Services	$41.7	$8.6
Development Services	17.0	1.5
Capital Expenditures	$58.7	$10.1
Maintenance Services	$34.6	$31.4
Development Services	17.5	15.3
Segment Adjusted EBITDA(1)	$52.1	$46.7

(1)
Presented below is a reconciliation of (Loss) before income taxes to Segment Adjusted EBITDA:

	Three Months Ended December 31,
	2024	2023
Segment Adjusted EBITDA	$52.1	$46.7
Interest expense, net	14.2	17.1
Depreciation expense	30.4	25.6
Amortization expense	8.1	10.1
Business transformation and integration costs (a)	9.2	10.7
Equity-based compensation (b)	4.8	5.3
(Loss) before income taxes	$(14.6)	$(22.1)

(a)
Business transformation and integration costs consist of severance and related costs, information technology, infrastructure, transformation, and other costs. These costs represent expenses related to distinct initiatives, typically significant enterprise-wide changes, including actions taken as part of the Company's One BrightView initiative. Such expenses are excluded from Segment Adjusted EBITDA disclosed above since such expenses vary in amount based on occurrence as well as factors specific to each of the activities, are outside of the normal operations of the business, and create a lack of comparability between periods.
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

On December 17, 2024 the company declared a cash dividend of $9.0 in aggregate on the Series A Preferred Stock, which was paid to the Investors on January 2, 2025. The accrued dividend is presented within Accrued expense and other current liabilities on the Consolidated Balance Sheet as of December 31, 2024.

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

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Three Months Ended December 31,
	2024	2023
Basic (Loss) per common share
Numerator:
Net (loss)	$(10.4)	$(16.4)
Less: dividends on Series A convertible preferred shares	(9.0)	(8.9)
Less: Earnings allocated to Convertible Preferred Shares	—	—
Net (loss) available to common shareholders	$(19.4)	$(25.3)

Denominator:
Weighted average number of common shares outstanding – basic	95,166,000	93,986,000

Basic (loss) per share	$(0.20)	$(0.27)

Diluted (loss) per common share
Numerator:
Net (loss) available to common shareholders – diluted	$(19.4)	$(25.3)

Denominator:
Weighted average number of common shares outstanding – basic	95,166,000	93,986,000
Dilutive effect of:
Stock compensation awards	—	—
Series A convertible preferred stock	—	—
Weighted average number of common shares outstanding – diluted	95,166,000	93,986,000

Diluted (loss) per share	$(0.20)	$(0.27)

Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	58,942,000	59,434,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

15. Subsequent events

On January 29, 2025, the Company entered into Amendment No. 9 to the Credit Agreement (the "Ninth Credit Agreement Amendment"). The Ninth Credit Agreement Amendment, among other things, reduces the applicable margin for the existing Series B Term Loans from (i) 1.50% with respect to base rate loans and 2.50% with respect to Term SOFR loans to (ii) 1.00% with respect to base rate loans and 2.00% with respect to term SOFR loans, and subject to ABR and SOFR floors of 1.50% and 0.50% respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2024 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2024, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Development Services

For Development Services, revenue is primarily recognized over time using the cost-to-cost input method, measured by the percentage of cost incurred to date to the estimated total cost for each contract, which we believe to be the best measure of progress. The full amount of anticipated losses on contracts is recorded as soon as such losses can be estimated. These losses have been immaterial to current and historical operations. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

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

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, customer relationships. The corresponding intangible assets were originally recognized in connection with the KKR and ValleyCrest acquisitions, as well as from subsequent acquisitions.

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

Based on our most recent annual analysis as of July 1, 2024, the fair values for all identified reporting units exceeded the carrying values, and therefore no indicators of impairment existed for the reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 9.6%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if interest rates and market conditions continue to trend unfavorably or if our forecasts assumed in the fair value calculation are not realized. As of December 31, 2024, there was $1,797.5 million of goodwill recorded related to the Maintenance reporting unit.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended December 31,
(in millions)	2024	2023
Net service revenues	$599.2	$626.7
Cost of services provided	472.4	492.9
Gross profit	126.8	133.8
Selling, general and administrative expense	119.3	129.9
Gain on divestiture	-	—
Amortization expense	8.1	10.1
(Loss) from operations	(0.6)	(6.2)
Other (income)	(0.2)	(1.2)
Interest expense, net	14.2	17.1
(Loss) before income taxes	(14.6)	(22.1)
Income tax (benefit)	(4.2)	(5.7)
Net (loss)	$(10.4)	$(16.4)
(Loss) per Share	$(0.20)	$(0.27)
Adjusted EBITDA(1)	$52.1	$46.7
Adjusted Net Income(1)	$5.6	$3.0
Cash flows from operating activities	$60.5	$26.2
Adjusted Free Cash Flow(1)	$4.4	$17.3

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended December 31, 2024 compared to Three Months Ended December 31, 2023

Net Service Revenues

Net service revenues for the three months ended December 31, 2024 decreased $27.5 million, or 4.4%, to $599.2 million, from $626.7 million in the 2023 period. The decrease was driven by a decrease in Maintenance Services revenues of $33.0 million, partially offset by an increase in Development Services revenues of $6.4 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended December 31, 2024 decreased $7.0 million, or 5.2%, to $126.8 million, from $133.8 million in the 2023 period. Gross margin decreased 10 basis points, to 21.2%, in the three months ended December 31, 2024, from 21.3% in the comparable 2023 period. The decreases in gross profit was primarily driven by the decrease in Net Services revenues described above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2024 decreased $10.6 million, or 8.2%, to $119.3 million, from $129.9 million in the 2023 period. As a percentage of revenue, Selling, general and administrative expense decreased 80 basis points for the three months ended December 31, 2024 to 19.9%, from 20.7% in the 2023 period. The decrease was driven primarily by decreases in compensation-related costs as a result of the Company's cost management initiatives.

Amortization Expense

Amortization expense for the three months ended December 31, 2024 decreased $2.0 million, or 19.8%, to $8.1 million, from $10.1 million in the 2023 period. The decrease was principally due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other Income

Other income was $0.2 million for the three months ended December 31, 2024 compared to $1.2 million in the 2023 period. The decrease of $1.0 million was driven principally by the change in value of investments held in the Rabbi Trust.

Interest Expense, Net

Interest expense, net for the three months ended December 31, 2024 decreased $2.9 million, or 17.0%, to $14.2 million, from $17.1 million in the 2023 period. The decrease was driven by lower interest expense as a result of the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2024 and the decrease in the Company's long-term debt balance with an increase in interest income associated with the increase in cash and cash equivalents balance.

Income Tax (Benefit)

For the three months ended December 31, 2024, Income tax benefit was $4.2 million compared to $5.7 million in the 2023 period. The decrease was primarily attributable to the decrease in net loss relative to the prior year.

Net loss

For the three months ended December 31, 2024, Net loss was $10.4 million compared to $16.4 million in the 2023 period due to the changes noted above. Net loss as a percentage of revenue was 1.7% for the three months ended December 31, 2024, compared to 2.6% for the three months ended December 31, 2023.

Adjusted EBITDA

Adjusted EBITDA increased $5.4 million for the three months ended December 31, 2024, to $52.1 million, from $46.7 million in the 2023 period. Adjusted EBITDA as a percentage of revenue was 8.7% and 7.5% for the three months ended December 31, 2024 and 2023, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $3.2 million, or 10.2%, in Maintenance Services Segment Adjusted EBITDA, combined with an increase of $2.2 million, or 14.4%, in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended December 31, 2024 increased $2.6 million to $5.6 million, from $3.0 million in the 2023 period due to the changes noted above.

Non-GAAP Financial Measures

In addition to our GAAP financial measures, we review various non-GAAP financial measures including Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”) and Adjusted Free Cash Flow.

We believe that Adjusted EBITDA, Adjusted Net Income and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net (loss) before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net Income is defined as net (loss) including interest and depreciation and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net Income divided by the (i) weighted average number of common shares outstanding used in the calculation of basic earnings per share plus (ii) shares of common stock related to the Series A Preferred Stock on an as-converted basis, assumed to be converted for the entire period. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net (Loss) and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

We believe Adjusted Free Cash Flow is a helpful supplemental measure to assist us and investors in evaluating our liquidity. Adjusted Free Cash Flow represents cash flows from operating activities less capital expenditures, net of proceeds from the sale of property and equipment. We believe Adjusted Free Cash Flow is useful to provide additional information to assess our ability to pursue business opportunities and investments and to service our debt. Adjusted Free Cash Flow has limitations as an analytical tool, including that it does not account for our future contractual commitments and excludes investments made to acquire assets under finance leases and required debt service payments.

Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and Adjusted Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net (loss) as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to the same or other similarly titled measures of other companies and can differ significantly from company to company.

Set forth below are the reconciliations of net (loss) to Adjusted EBITDA and Adjusted Net Income, and cash flows from operating activities to Adjusted Free Cash Flow. Adjusted EPS is defined as Adjusted Net Income (shown below) divided by the Adjusted Weighted Average Number of Common Shares Outstanding for the period used in the calculation of basic EPS which is presented in Note 14 “(Loss) Per Share of Common Stock” in the Notes to our unaudited consolidated financial statements.

	Three Months Ended December 31,
(in millions)	2024	2023
Adjusted EBITDA
Net (loss)	$(10.4)	$(16.4)
Income tax (benefit)	(4.2)	(5.7)
Interest expense, net	14.2	17.1
Depreciation expense	30.4	25.6
Amortization expense	8.1	10.1
Business transformation and integration costs (a)	9.2	10.7
Equity-based compensation (b)	4.8	5.3
Adjusted EBITDA	$52.1	$46.7
Adjusted Net Income
Net (loss)	$(10.4)	$(16.4)
Amortization expense	8.1	10.1
Business transformation and integration costs (a)	9.2	10.7
Equity-based compensation (b)	4.8	5.3
Income tax adjustment (c)	(6.1)	(6.7)
Adjusted Net Income	$5.6	$3.0
Adjusted Free Cash Flow
Cash flows provided by operating activities	$60.5	$26.2
Minus:
Capital expenditures	58.7	10.1
Plus:
Proceeds from sale of property and equipment	2.6	1.2
Adjusted Free Cash Flow	$4.4	$17.3

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended December 31,
(in millions)	2024	2023
Severance and related costs	$(0.8)	$2.5
Business integration (d)	(0.3)	0.6
IT, infrastructure, transformation, and other (e)	10.3	7.6
Business transformation and integration costs	$9.2	$10.7

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

	Three Months Ended December 31,
(in millions)	2024	2023
Tax impact of pre-tax income adjustments	5.9	$7.4
Discrete tax items	0.2	(0.7)
Income tax adjustment	$6.1	$6.7

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
(e)
Represents expenses related to distinct initiatives, typically significant enterprise-wide changes, including actions taken as part of the Company's One BrightView initiative. Such expenses are excluded from the measures disclosed above since such expenses vary in amount based on occurrence as well as factors specific to each of the activities, are outside of the normal operations of the business, and create a lack of comparability between periods.

Segment Results

We classify our business into two segments: Maintenance Services and Development Services. Our corporate operations are allocated to the segments on a pro rata basis, based on segment revenue.

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

As previously disclosed, effective October 1, 2024, certain expenses previously classified as “Corporate,” including corporate executive compensation, finance, legal and information technology and other corporate costs, are allocated to the two reportable segments on a pro rata basis, based on segment revenue. Prior period segment results have been recast to be consistent with the current presentation. There were no changes to the Company's consolidated financial statements.

Segment Results for the Three Months Ended December 31, 2024 and 2023

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the three months ended three months ended December 31, 2024 and 2023. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2024	2023	2024 vs. 2023
Net Service Revenues	$409.3	$442.3	(7.5)%
Segment Adjusted EBITDA	$34.6	$31.4	10.2%
Segment Adjusted EBITDA Margin	8.5%	7.1%	140 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended December 31, 2024 decreased by $33.0 million, or 7.5%, from the 2023 period. The decrease was principally driven by a reduction in underlying commercial landscape services and snow revenue, underpinned by strategic reductions of non-core businesses.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2024 increased by $3.2 million to $34.6 million from $31.4 million in the 2023 period. Segment Adjusted EBITDA Margin increased 140 basis points, to 8.5%, in the three months ended December 31, 2024, from 7.1% in the 2023 period. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin was primarily driven by lower overhead as a result of the Company's cost management initiatives, partially offset by the decrease in revenues described above and increased landscape services labor costs.

Development Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2024	2023	2024 vs. 2023
Net Service Revenues	$191.8	$185.4	3.5%
Segment Adjusted EBITDA	$17.5	$15.3	14.4%
Segment Adjusted EBITDA Margin	9.1%	8.3%	80 bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended December 31, 2024 increased $6.4 million, or 3.5%, compared to the 2023 period. The increase was driven by an increase in Development Services project volumes.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2024 increased $2.2 million, to $17.5 million, compared to the 2023 period. Segment Adjusted EBITDA Margin increased 80 basis points, to 9.1% for the three months ended December 31, 2024, from 8.3% in the 2023 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increase in revenues described above.

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

(in millions)	December 31, 2024	September 30, 2024
Cash and cash equivalents	$98.3	$140.4

Long-term debt	$796.5	$802.5
Total debt	$796.5	$802.5

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended December 31,
(in millions)	2024	2023
Operating activities	$60.5	$26.2
Investing activities	$(55.3)	$(8.6)
Financing activities	$(47.3)	$(20.1)
Adjusted Free Cash Flow (1)	$4.4	$17.3

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2024 increased $34.3 million, to $60.5 million, from $26.2 million in the 2023 period. This increase was due to increases in cash provided by accounts payable, unbilled and deferred revenue, and other operating liabilities and a decrease in net loss.

Cash Flows (used) by Investing Activities

Net cash used by investing activities increased $46.7 million to $55.3 million for the three months ended December 31, 2024 from $8.6 million in the 2023 period. The increase was driven by a $48.6 million increase in capital expenditures, partially offset by a $1.4 million increase in proceeds from the sale of property plant and equipment in comparison to the prior period.

Cash Flows (used) by Financing Activities

Net cash flows used by financing activities of $47.3 million for the three months ended December 31, 2024 included a decrease in book overdrafts of $17.0 million, repayments of finance lease obligations of $10.7 million, Series A preferred stock dividends of $9.0 million, repayments of our Receivables Financing Agreement of $8.4 million, and repurchase of common stock and distributions of $5.1 million.

Adjusted Free Cash Flow

Adjusted Free Cash Flow decreased $12.9 million to $4.4 million for the three months ended December 31, 2024 from $17.3 million in the 2023 period. The decrease in Adjusted Free Cash Flow was due to an increase in cash used for capital expenditures, partially offset by an increase in net cash provided by operating activities, each as described above.

Working Capital

(in millions)	December 31, 2024	September 30, 2024
Net Working Capital:
Current assets	$686.0	$780.1
Less: Current liabilities	479.3	543.3
Net working capital	$206.7	$236.8

Net working capital is defined as current assets less current liabilities. Net working capital decreased $30.1 million to $206.7 million as of December 31, 2024, from $236.8 million as of September 30, 2024, primarily driven by a decrease in cash and cash equivalents of $42.1 million, decrease in unbilled revenue of $40.8 million, increase in deferred revenue of $28.0 million, and decrease in accounts receivable of $25.2 million. This was partially offset by a decrease in accrued expenses and other current liabilities of $69.2 million, decrease in accounts payable of $21.6 million, and increase in other current assets of $14.0 million.

Description of Indebtedness

As of December 31, 2024, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of December 31, 2024, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2024 in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2024.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024 at a reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on November 13, 2024.

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

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

3.4	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023)

10.1†*	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2025)

10.2†*	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2025)

10.3

Amendment No. 9 to Credit Agreement, dated as of January 29, 2025, by and among BrightView Holdings, Inc. BrightView Landscapes, LLC, each of the other credit parties thereto, the lenders or other financial institutions or entities party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2025)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: February 5, 2025	By:	/s/ Brian Jackson

Brian Jackson
Chief Accounting Officer
(Principal Accounting Officer)