Form 10-Q
period 2025-03-31
BrightView Holdings, Inc.
filed 2025-05-07
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2025 was 95,300,000.

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
•
any failure to accurately estimate the overall risk, requirements, or costs when we bid on or negotiate contracts that are ultimately awarded to us and, for such contracts, the ability to collect amounts owed under such contracts;
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
•
heightened inflation, geopolitical conflicts, recession, financial market disruptions, trade policies and tariffs, and other economic conditions;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	March 31, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$141.3	$140.4
Accounts receivable, net	394.9	415.2
Unbilled revenue	91.5	137.8
Other current assets	87.8	86.7
Total current assets	715.5	780.1
Property and equipment, net	404.5	391.9
Intangible assets, net	80.6	95.8
Goodwill	2,015.6	2,015.7
Operating lease assets	75.8	81.3
Other assets	32.8	27.0
Total assets	$3,324.8	$3,391.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$136.6	$144.1
Deferred revenue	113.4	83.8
Current portion of self-insurance reserves	52.2	52.8
Accrued expenses and other current liabilities	177.9	237.7
Current portion of operating lease liabilities	24.7	24.9
Total current liabilities	504.8	543.3
Long-term debt, net	798.9	802.5
Deferred tax liabilities	42.5	43.9
Self-insurance reserves	124.5	112.8
Long-term operating lease liabilities	57.2	62.6
Other liabilities	28.5	44.3
Total liabilities	1,556.4	1,609.4
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of March 31, 2025 and September 30, 2024, aggregate liquidation preference of $512.0 as of March 31, 2025 and September 30, 2024	507.1	507.1
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and September 30, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 109,400,000 and 108,200,000 shares issued and 95,500,000 and 94,800,000 shares outstanding as of March 31, 2025 and September 30, 2024, respectively	1.1	1.1
Treasury stock, at cost; 13,900,000 and 13,400,000 shares as of March 31, 2025 and September 30, 2024, respectively	(180.6)	(173.5)
Additional paid-in capital	1,511.4	1,518.1
Accumulated deficit	(72.9)	(68.9)
Accumulated other comprehensive income (loss)	2.3	(1.5)
Total stockholders’ equity	1,261.3	1,275.3
Total liabilities, mezzanine equity and stockholders’ equity	$3,324.8	$3,391.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net service revenues	$662.6	$672.9	$1,261.8	$1,299.6
Cost of services provided	515.1	520.9	987.5	1,013.7
Gross profit	147.5	152.0	274.3	285.9
Selling, general and administrative expense	118.1	125.0	237.4	255.0
Gain on divestiture	—	(43.9)	—	(43.9)
Amortization expense	7.1	8.7	15.2	18.8
Income from operations	22.3	62.2	21.7	56.0
Other expense (income)	0.8	(0.8)	0.7	(1.9)
Interest expense, net	12.8	16.0	26.9	33.0
Income (loss) before income taxes	8.7	47.0	(5.9)	24.9
Income tax expense (benefit)	2.3	13.3	(1.9)	7.6
Net income (loss)	$6.4	$33.7	$(4.0)	$17.3
Less: Dividends on Series A convertible preferred shares	8.8	8.9	17.8	17.8
Net (loss) income attributable to common stockholders	$(2.4)	$24.8	$(21.8)	$(0.5)
Earnings (loss) per share:
Basic and diluted (loss) earnings per share	$(0.03)	$0.17	$(0.23)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$6.4	$33.7	$(4.0)	$17.3
Net derivative (losses) gains and other costs arising during the period, net of tax (benefit) expense of $(1.4); $2.9; $1.9; and $(0.9), respectively (1)	(3.6)	8.0	5.8	(2.6)
Reclassification of (gains) into net income (loss), net of tax (expense) of $(0.3); $(0.9); $(0.8); and $(1.4), respectively	(0.8)	(1.9)	(2.0)	(4.2)
Other comprehensive (loss) income	(4.4)	6.1	3.8	(6.8)
Comprehensive income (loss)	$2.0	$39.8	$(0.2)	$10.5

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

Three and Six Months Ended March 31, 2025 and 2024

(Unaudited)

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, December 31, 2024	109.2	$1.1	$1,515.6	$(79.3)	$6.7	$(178.6)	$1,265.5	0.5	$507.1
Net income	—	—	—	6.4	—	—	6.4	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(4.4)	—	(4.4)	—	—
Capital contributions and issuance of common stock	0.2	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	4.6	—	—	—	4.6	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(2.0)	(2.0)	—	—
Series A Preferred Stock dividends	—	—	(8.8)	—	—	—	(8.8)	—	—
Balance, March 31, 2025	109.4	$1.1	$1,511.4	$(72.9)	$2.3	$(180.6)	$1,261.3	0.5	$507.1

Balance, September 30, 2024	108.2	$1.1	$1,518.1	$(68.9)	$(1.5)	$(173.5)	$1,275.3	0.5	$507.1
Net (loss)	—	—	—	(4.0)	—	—	(4.0)	—	—
Other comprehensive income, net of tax	—	—	—	—	3.8	—	3.8	—	—
Capital contributions and issuance of common stock	1.2	—	2.0	—	—	—	2.0	—	—
Equity-based compensation	—	—	9.1	—	—	—	9.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(7.1)	(7.1)	—	—
Series A Preferred Stock dividends	—	—	(17.8)	—	—	—	(17.8)	—	—
Balance, March 31, 2025	109.4	$1.1	$1,511.4	$(72.9)	$2.3	$(180.6)	$1,261.3	0.5	$507.1
	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income	Stock	Equity	Shares	Amount
Balance, December 31, 2023	107.8	$1.1	$1,527.4	$(151.7)	$4.2	$(172.9)	$1,208.1	0.5	$507.1
Net income	—	—	—	33.7	—	—	33.7	—	—
Other comprehensive income, net of tax	—	—	—	—	6.1	—	6.1	—	—
Capital contributions and issuance of common stock	0.1	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	4.9	—	—	—	4.9	—	—
Series A Preferred Stock dividends	—	—	(8.9)	—	—	—	(8.9)	—	—
Balance, March 31, 2024	107.9	$1.1	$1,523.4	$(118.0)	$10.3	$(172.9)	$1,243.9	0.5	$507.1

Balance, September 30, 2023	106.6	$1.1	$1,530.8	$(135.3)	$17.1	$(170.4)	$1,243.3	0.5	$498.2
Net income	—	—	—	17.3	—	—	17.3	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(6.8)	—	(6.8)	—	—
Capital contributions and issuance of common stock	1.3	—	0.4	—	—	—	0.4	—	—
Equity-based compensation	—	—	10.0	—	—	—	10.0	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(2.5)	(2.5)	—	—
Series A Preferred Stock dividends	—	—	(17.8)	—	—	—	(17.8)	—	8.9
Balance, March 31, 2024	107.9	$1.1	$1,523.4	$(118.0)	$10.3	$(172.9)	$1,243.9	0.5	$507.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(4.0)	$17.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	62.3	51.7
Amortization of intangible assets	15.2	18.8
Amortization of financing costs and original issue discount	1.3	1.3
Loss on debt extinguishment	0.7	—
Deferred taxes	(3.8)	(7.2)
Equity-based compensation	9.1	10.0
Realized gain on hedges	(2.8)	(5.6)
Gain on divestiture	—	(43.9)
Other non-cash activities	3.2	2.1
Change in operating assets and liabilities:
Accounts receivable	11.8	16.8
Unbilled and deferred revenue	75.9	67.4
Other operating assets	(3.2)	4.3
Accounts payable and other operating liabilities	(14.0)	(23.5)
Net cash provided by operating activities	151.7	109.5
Cash flows from investing activities:
Purchase of property and equipment	(92.3)	(22.7)
Proceeds from sale of property and equipment	7.6	2.6
Proceeds from divestiture	—	51.6
Other investing activities	1.3	0.8
Net cash (used) provided by investing activities	(83.4)	32.3
Cash flows from financing activities:
Repayments of finance lease obligations	(21.1)	(15.5)
Repayments of receivables financing agreement	(16.0)	(9.5)
Proceeds from receivables financing agreement, net of issuance costs	11.6	0.5
Debt issuance and prepayment costs	(1.3)	(0.4)
Series A preferred stock dividend	(18.0)	—
Proceeds from issuance of common stock, net of share issuance costs	1.8	0.6
Repurchase of common stock and distributions	(6.8)	(2.5)
Contingent business acquisition payments	(0.5)	(4.7)
Decrease in book overdrafts	(17.2)	—
Other financing activities	0.1	—
Net cash (used) by financing activities	(67.4)	(31.5)
Net change in cash and cash equivalents	0.9	110.3
Cash and cash equivalents, beginning of period	140.4	67.0
Cash and cash equivalents, end of period	$141.3	$177.3
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$1.2	$4.1
Cash paid for interest	$29.8	$35.3
Non-cash Series A Preferred Stock dividends	$—	$8.9
Accrual for property and equipment	$25.8	$—

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

2. Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of certain optional expedients for derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of March 31, 2025, the Company was not party to any contracts, hedging relationships, or other transactions affected by reference rate reform.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Landscape Maintenance	$320.3	$337.4	$697.3	$740.1
Snow Removal	172.5	173.1	204.8	212.7
Maintenance Services	492.8	510.5	902.1	952.8
Development Services	171.9	164.4	363.7	349.7
Eliminations	(2.1)	(2.0)	(4.0)	(2.9)
Net service revenues	$662.6	$672.9	$1,261.8	$1,299.6

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of March 31, 2025, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $501.5. The Company expects to recognize revenue on 57% of the remaining performance obligations over the next 12 months and an additional 43% over the 12 months thereafter.

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

There were $99.2 of amounts billed and $52.9 of additions to our unbilled revenue balance during the six month period ended March 31, 2025.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the six month period ended March 31, 2025 were as follows:

Deferred Revenue
Balance, September 30, 2024	$83.8
Recognition of revenue	(523.7)
Deferral of revenue	553.3
Balance, March 31, 2025	$113.4

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

4. Accounts Receivable, net

Accounts receivable of $394.9 and $415.2, is net of an allowance for doubtful accounts of $16.8 and $10.0 and includes amounts of retention on incomplete projects to be completed within one year of $60.3 and $65.7 as of March 31, 2025 and September 30, 2024, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	March 31, 2025	September 30, 2024
Land	—	$42.9	$42.9
Buildings and leasehold improvements	2-40 yrs.	47.1	46.7
Operating equipment	2-7 yrs.	402.4	388.3
Transportation vehicles	3-7 yrs.	417.9	403.1
Office equipment and software	3-10 yrs.	53.9	48.6
Construction in progress	—	4.3	4.9
Property and equipment		968.5	934.5
Less: Accumulated depreciation		564.0	542.6
Property and equipment, net		$404.5	$391.9

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $31.8 and $26.1 for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense related to property and equipment was $62.3 and $51.7 for the six months ended March 31, 2025 and 2024, respectively.

6. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets, net

Identifiable intangible assets consist of acquired customer contracts and relationships. Amortization expense related to intangible assets was $7.1 and $8.7 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to intangible assets was $15.2 and $18.8, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. There were no intangible assets acquired during the three and six months ended March 31, 2025 and 2024, respectively.

Intangible assets, net, as of March 31, 2025 and September 30, 2024 consisted of the following:

		March 31, 2025		September 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$715.9	$(635.3)	$715.9	$(620.1)
Total intangible assets		$715.9	$(635.3)	$715.9	$(620.1)

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2024 and March 31, 2025:

	Maintenance Services	Development Services	Total
Balance, September 30, 2023	$1,803.4	$218.0	$2,021.4
Acquisitions (1)	0.1	—	0.1
Divestiture	(5.8)	—	(5.8)
Balance, September 30, 2024	$1,797.7	$218.0	$2,015.7
Acquisitions (1)	(0.1)	—	(0.1)
Balance, March 31, 2025	$1,797.6	$218.0	$2,015.6
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

7. Long-term Debt

Long-term debt consists of the following:

	March 31, 2025	September 30, 2024
Series B term loan	$733.4	$732.8
Receivables financing agreement	71.9	76.2
Financing costs, net	(6.4)	(6.5)
Total debt, net	$798.9	$802.5
Less: Current portion of long-term debt	—	—
Long-term debt, net	$798.9	$802.5

First Lien credit facility term loans and Series B Term Loan due 2029

On December 18, 2013, the Company and a group of financial institutions entered into a credit agreement (the “Credit Agreement”). The Credit Agreement consisted of seven-year $1,460.0 term loans and a five-year $210.0 revolving credit facility. All amounts outstanding under the Credit Agreement were collateralized by substantially all of the assets of the Company. The Credit Agreement, as amended, provides for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 2.16%. There were no debt repayments for the Series B Term Loan for the three and six months ended March 31, 2025 and 2024, respectively.

On August 28, 2023, the Company voluntarily repaid $450.0 of the amount outstanding under the Company’s Agreement.

On January 29, 2025, the Company entered into Amendment No. 9 to the Credit Agreement (the "Ninth Credit Agreement Amendment"). Under the Ninth Credit Agreement Amendment, the existing Series B Term Loans were amended to bear interest at a rate per annum based on a secured overnight funding rate ("Term SOFR"), plus a margin of 2.00% or a base rate ("ABR") plus a margin of 1.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively.

Revolving credit facility

The Revolving Credit Facility matures on April 22, 2027. The Revolving Credit Facility currently bears interest at a rate per annum equal to Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.00% to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio. There were no borrowings or repayments under the facility during the three and six months ended March 31, 2025 and 2024. The Company had no of letters of credit issued and outstanding as of March 31, 2025 and September 30, 2024.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”).

On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The Fifth Amendment (i) increased the borrowing capacity to $325.0, (ii) extended the term through June 27, 2027, and (iii) established a swingline facility of up to $50.0.

All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the six months ended March 31, 2025 the Company borrowed $11.6 against the capacity and voluntarily repaid $16.0. During the six months ended March 31, 2024 the Company borrowed $0.5 against the capacity and voluntarily repaid $9.5. The Company had $82.3 of letters of credit issued and outstanding as of each of March 31, 2025 and September 30, 2024.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2025 and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2025	$—
2026	—
2027	71.9
2028	—
2029	738.0
2030 and thereafter	—
Total long-term debt	809.9
Less: Current maturities	—
Less: Original issue discount	4.6
Less: Financing costs	6.4
Total long-term debt, net	$798.9

The Company has estimated the fair value of its long-term debt to be approximately $801.5 and $812.4 as of March 31, 2025 and September 30, 2024, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025 and September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and September 30, 2024:

	March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$7.6	$7.6	$—	$—
Interest rate derivative contracts	2.5	—	2.5	—
Total assets	$10.1	$7.6	$2.5	$—
Other liabilities:
Obligation to Rabbi Trust	$(7.6)	$(7.6)	—	—
Total liabilities	$(7.6)	$(7.6)	$—	$—

	September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$9.7	$9.7	$—	$—
Total assets	$9.7	$9.7	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$(0.5)	$—	$(0.5)	$—
Other liabilities:
Interest rate derivative contracts	(2.5)	—	(2.5)	—
Obligation to Rabbi Trust	(9.7)	(9.7)	—	—
Total liabilities	$(12.7)	$(9.7)	$(3.0)	$—

Hedging Activities

As of March 31, 2025 and September 30, 2024, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive (loss) income and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income (loss) is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

The notional amount of interest rate contracts was $600.0 at March 31, 2025 and September 30, 2024. As of March 31, 2025, net deferred gain on the interest rate contracts of $2.1, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(Loss) Income recognized in Other comprehensive (loss) income	$(5.1)	$10.9	$8.0	$(3.6)
Net income reclassified from Accumulated other comprehensive income (loss) into Interest expense	1.3	2.8	3.3	5.6

Fuel Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In March 2025, the Company entered into a fuel swap agreement with a notional volume of 2.5 million gallons covering the period March 3, 2025 through February 23, 2026. The net deferred loss on the fuel swap as of March 31, 2025 was immaterial and is expected to be recognized in Cost of services provided over the next 12 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(Loss) recognized in Other comprehensive (loss) income	$—	$0.1	$—	$0.1
Net loss reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	(0.2)	—	(0.5)	—

In April 2025 the Company entered into additional fuel swap agreements with a combined notional volume of 5.5 million gallons covering the period April, 2025 through April, 2026. These agreements will be reflected in the Company’s results beginning in the third quarter of the fiscal year ending September 30, 2025.

9. Income Taxes

The following table summarizes the Company’s income tax expense (benefit) and effective income tax rate for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Income (loss) before income taxes	$8.7	$47.0	$(5.9)	$24.9
Income tax expense (benefit)	2.3	13.3	(1.9)	7.6
Effective income tax rate	26.4%	28.3%	32.2%	30.5%

The decrease in the effective tax rate for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, is primarily attributable to the impact of the nonrecurring gain on the divestiture of the U.S. Lawns subsidiary on pre-tax book income in the prior year.

The increase in effective tax rate for the six months ended March 31, 2025, when compared to the six months ended March 31, 2024, is primarily attributable to equity-based compensation adjustments, partially offset by changes in pre-tax book income primarily attributable to the nonrecurring gain on the divestiture of the U.S. Lawns subsidiary that occurred in the prior fiscal year.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the six month period ended March 31, 2025 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	107,000	$14.66
Less: Forfeited	3,000	$14.66
Outstanding at March 31, 2025	104,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the six month period ended March 31, 2025 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	3,714,000	$8.50
Granted	704,000	$16.92
Less: Vested	972,000	$8.61
Less: Forfeited	85,000	$9.94
Outstanding at March 31, 2025	3,361,000	$10.20

During the six month period ended March 31, 2025, the Company issued 704,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $16.92 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $9.2 over the requisite service period.

Stock Option Awards

A summary of the Company’s stock option activity for the six month period ended March 31, 2025 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2024	3,036,000	$19.37
Less: Exercised	74,000	$14.13
Less: Forfeited	278,000	$22.08
Outstanding at March 31, 2025	2,684,000	$19.23
Vested and exercisable at March 31, 2025	2,303,000	$19.00
Expected to vest after March 31, 2025	381,000	$20.64

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the six month period ended March 31, 2025 is presented in the following table:

	Shares*	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	1,114,000	$7.40
Granted	281,000	$17.33
Less: Forfeited	3,000	$7.48
Outstanding at March 31, 2025	1,392,000	$9.40

* Awards above presented assuming 100% attainment

During the six month period ended March 31, 2025, the Company issued 281,000 performance stock units (“PSUs”) at a weighted average distribution price of $17.33 per share and a weighted average grant date fair value of $17.33 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant will be approximately $4.1 over the requisite service period. During the six month period ended March 31, 2025, no PSUs vested and 3,000 PSUs were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $4.6 and $4.8 in equity-based compensation expense for the three months ended March 31, 2025 and 2024, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $31.8 and $30.6 as of March 31, 2025 and September 30, 2024, respectively, which is expected to be recognized over a weighted average period of 1.3 and 1.2 years as of March 31, 2025 and September 30, 2024, respectively.

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

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at March 31, 2025 was $176.7, of which $52.2 was classified in current liabilities and $124.5 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2024 was $165.6, of which $52.8 was classified in current liabilities and $112.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at March 31, 2025 includes $18.2 related to claims recoverable from third-party insurance carriers. Corresponding assets of $5.2 and $13.0 are recorded at March 31, 2025, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2024 includes $13.4 related to claims recoverable from third-party insurance carriers. Corresponding assets of $4.0 and $9.4 were recorded at September 30, 2024, as Other current assets and Other assets, respectively.

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

The following is a summary of certain financial data for each of the segments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Maintenance Services	$492.8	$510.5	$902.1	$952.8
Development Services	171.9	164.4	363.7	349.7
Eliminations	(2.1)	(2.0)	(4.0)	(2.9)
Net Service Revenues	$662.6	$672.9	$1,261.8	$1,299.6
Maintenance Services	$31.3	$9.3	$73.0	$17.8
Development Services	2.3	3.3	19.3	4.9
Capital Expenditures	$33.6	$12.6	$92.3	$22.7
Maintenance Services	$56.3	$55.1	$91.0	$86.5
Development Services	17.2	9.7	34.6	25.0
Segment Adjusted EBITDA(1)	$73.5	$64.8	$125.6	$111.5

(1)
Presented below is a reconciliation of (Loss) before income taxes to Segment Adjusted EBITDA:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$73.5	$64.8	$125.6	$111.5
Interest expense, net	12.8	16.0	26.9	33.0
Depreciation expense	31.8	26.1	62.3	51.7
Amortization expense	7.1	8.7	15.2	18.8
Business transformation and integration costs (a)	7.8	6.1	17.0	16.9
Gain on divestiture (b)		(43.9)	—	(43.9)
Equity-based compensation (c)	4.6	4.8	9.4	10.1
Debt extinguishment (d)	0.7	—	0.7	—
Income (loss) before income taxes	$8.7	$47.0	$(5.9)	$24.9

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
(b)
Represents the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024
(c)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(d)
Represents losses on the extinguishment of debt related to Amendment No. 9 to the Credit Agreement, in the fiscal year ended September 30, 2025 and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.

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

On March 12, 2025 the company declared a cash dividend of $8.8 in aggregate on the Series A Preferred Stock, which was paid to the Investors on April 1, 2025. The accrued dividend is presented within Accrued expense and other current liabilities on the Consolidated Balance Sheet as of March 31, 2025.

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

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Basic (Loss) per common share
Numerator:
Net income (loss)	$6.4	$33.7	$(4.0)	$17.3
Less: Dividends on Series A convertible preferred shares	(8.8)	(8.9)	(17.8)	(17.8)
Less: Earnings allocated to Convertible Preferred Shares	—	(9.0)	—	—
Net (loss) income available to common shareholders	$(2.4)	$15.8	$(21.8)	$(0.5)

Denominator:
Weighted average number of common shares outstanding – basic	95,516,000	94,436,000	95,339,000	94,210,000

Basic (loss) earnings per share	$(0.03)	$0.17	$(0.23)	$(0.01)

Diluted (loss) per common share
Numerator:
Net (loss) available to common shareholders – diluted	$(2.4)	$15.8	$(21.8)	$(0.5)

Denominator:
Weighted average number of common shares outstanding – basic	95,516,000	94,436,000	95,339,000	94,210,000
Dilutive effect of:
Stock compensation awards	—	1,275,000	—	—
Series A convertible preferred stock	—	—	—	—
Weighted average number of common shares outstanding – diluted	95,516,000	95,711,000	95,339,000	94,210,000

Diluted (loss) earnings per share	$(0.03)	$0.17	$(0.23)	$(0.01)

Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	59,709,000	55,691,000	59,607,000	57,560,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

15. Subsequent events

In April 2025 the Company entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. The Company entered into fuel swap agreements with a combined notional volume of 5.5 million gallons covering the period April, 2025 through April, 2026. These agreements will be reflected in the Company’s results beginning in the third quarter of the fiscal year ending September 30, 2025.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists of costs incurred related to compensation and benefits for management, sales and administrative personnel, equity-based compensation, branch and office rent and facility operating costs, depreciation expense related to branch and office locations, as well as professional fees, software costs and other miscellaneous expenses. Corporate expenses, including corporate executive compensation, finance, legal and information technology, are included in consolidated Selling, general and administrative expense.

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

One BrightView Initiative

In fiscal year 2024, the Company launched it’s One BrightView initiative. The One BrightView initiative represents a cultural change and encapsulates the Company’s effort to refocus our core service lines and position ourselves for long-term profitable growth by streamlining our operating structure, leveraging our size and scale, and becoming the employer of choice. As part of the initiative, the Company has introduced transformational changes designed to unite the organization as one comprehensive team, and drive a renewed focus on the Company’s profitable core businesses. The actions taken under the One BrightView initiative have resulted in improved customer and employee retention and contributed to sustainable improved profitability.

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

Based on our most recent annual analysis as of July 1, 2024, the fair values for all identified reporting units exceeded the carrying values, and therefore no indicators of impairment existed for the reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 9.6%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if interest rates and market conditions continue to trend unfavorably or if our forecasts assumed in the fair value calculation are not realized. As of March 31, 2025, there was $1,797.6 million of goodwill recorded related to the Maintenance reporting unit.

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

This is especially true for new developments in which green space tends to play an increasingly important role. Economic conditions, including rising inflation and fuel prices, as well as rising interest rates and tariffs, have impacted and may further impact our costs and expenses, and fluctuations in labor markets, may impact our ability to identify, hire and retain employees.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Net service revenues	$662.6	$672.9	$1,261.8	$1,299.6
Cost of services provided	515.1	520.9	987.5	1,013.7
Gross profit	147.5	152.0	274.3	285.9
Selling, general and administrative expense	118.1	125.0	237.4	255.0
Gain on divestiture	-	(43.9)	-	(43.9)
Amortization expense	7.1	8.7	15.2	18.8
Income from operations	22.3	62.2	21.7	56.0
Other expense (income)	0.8	(0.8)	0.7	(1.9)
Interest expense, net	12.8	16.0	26.9	33.0
Income (loss) before income taxes	8.7	47.0	(5.9)	24.9
Income tax expense (benefit)	2.3	13.3	(1.9)	7.6
Net income (loss)	$6.4	$33.7	$(4.0)	$17.3
(Loss) Earnings per Share	$(0.03)	$0.17	$(0.23)	$(0.01)
Adjusted EBITDA(1)	$73.5	$64.8	$125.6	$111.5
Adjusted Net Income(1)	$21.5	$16.9	$27.1	$20.0
Cash flows from operating activities	$91.3	$83.2	$151.7	$109.5
Adjusted Free Cash Flow(1)	$62.7	$72.0	$67.0	$89.4

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Net Service Revenues

Net service revenues for the three months ended March 31, 2025 decreased $10.3 million, or 1.5%, to $662.6 million, from $672.9 million in the 2024 period. The decrease was driven by a decrease in Maintenance Services revenues of $17.7 million, primarily driven by strategic reductions of non-core businesses, partially offset by an increase in Development Services revenues of $7.5 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the three months ended March 31, 2025 decreased $4.5 million, or 3.0%, to $147.5 million, from $152.0 million in the 2024 period. Gross margin decreased 30 basis points, to 22.3%, in the three months ended March 31, 2025, from 22.6% in the comparable 2024 period. The decreases in gross profit was primarily driven by the decrease in Net Services revenues described above combined with increased depreciation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2025 decreased $6.9 million, or 5.5%, to $118.1 million, from $125.0 million in the 2024 period. As a percentage of revenue, Selling, general and administrative expense decreased 80 basis points for the three months ended March 31, 2025 to 17.8% from 18.6% in the 2024 period. The decrease was driven primarily by decreases in compensation-related costs as a result of the Company's cost management initiatives.

Gain on divestiture

Gain on divestiture for the three months ended March 31, 2024 was $43.9 million which consisted of the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024.

Amortization Expense

Amortization expense for the three months ended March 31, 2025 decreased $1.6 million, or 18.4%, to $7.1 million from $8.7 million in the 2024 period. The decrease was principally due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other Expense (Income)

Other expense was $0.8 million for the three months ended March 31, 2025 compared to income of $0.8 million in the 2024 period. The decrease of $1.6 million was driven principally by the change in value of investments held in the Rabbi Trust and costs associated the repricing of the Company's term loan.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2025 decreased $3.2 million, or 20.0%, to $12.8 million from $16.0 million in the 2024 period. The decrease was driven by lower interest expense as a result of the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2024 and the decrease in the Company's long-term debt balance partially offset by a decrease in interest income associated with the decrease in the cash and cash equivalents balance.

Income Tax Expense

For the three months ended March 31, 2025, Income tax expense was $2.3 million compared to $13.3 million in the 2024 period. The decrease was primarily attributable to the impact of the nonrecurring gain on the divestiture of the U.S. Lawns subsidiary on pre-tax book income in the prior year.

Net income

For the three months ended March 31, 2025, Net income was $6.4 million compared to $33.7 million in the 2024 period due to the changes noted above. Net loss as a percentage of revenue was 1.0% for the three months ended March 31, 2025 compared to 5.0% for the three months ended March 31, 2024.

Adjusted EBITDA

Adjusted EBITDA increased $8.7 million for the three months ended March 31, 2025, to $73.5 million, from $64.8 million in the 2024 period. Adjusted EBITDA as a percentage of revenue was 11.1% and 9.6% for the three months ended March 31, 2025 and 2024, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $1.2 million, or 2.2%, in Maintenance Services Segment Adjusted EBITDA, combined with an increase of $7.5 million, or 77.3%, in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended March 31, 2025 increased $4.6 million to $21.5 million, from $16.9 million in the 2024 period due to the changes noted above.

Six Months Ended March 31, 2025 compared to Six Months Ended March 31, 2024

Net Service Revenues

Net service revenues for the six months ended March 31, 2025 decreased $37.8 million, or 2.9%, to $1,261.8 million from $1,299.6 in the 2024 period. The decrease was driven by a decrease in Maintenance Services revenues of $50.7 million, primarily driven by strategic reductions of non-core businesses, partially offset by an increase in Development Services revenues of $14.0 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the six months ended March 31, 2025 decreased $11.6 million, or 4.1%, to $274.3 million from $285.9 million in the 2024 period. Gross margin decreased 30 basis points, to 21.7%, in the six months ended March 31, 2025 from 22.0% in the 2024 period. The decreases in gross profit and gross margin were driven by the decrease in Net Service Revenues described above combined with increased depreciation.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six months ended March 31, 2025 decreased $17.6 million, or 6.9%, to $237.4 million from $255.0 million in the 2024 period. As a percentage of revenue, Selling, general and administrative expense decreased 80 basis points for the six months ended March 31, 2025 to 18.8% from 19.6% in the 2024 period. The decrease was driven primarily by decreases in compensation-related costs as a result of the Company's cost management initiatives.

Gain on divestiture

Gain on divestiture for the six months ended March 31, 2024 was $43.9 million which consisted of the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024.

Amortization Expense

Amortization expense for the six months ended March 31, 2025 decreased $3.6 million, or 19.1%, to $15.2 million from $$18.8 million in the 2024 period. The decrease was principally due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other Expense (Income)

Other expense was $0.7 million for the six months ended March 31, 2025 compared to other income of $1.9 million in the 2024 period. The decrease of $2.6 million was driven principally by changes in the value of investments held in the Rabbi Trust and costs associated the repricing of the Company's term loan.

Interest Expense, net

Interest expense, net for the six months ended March 31, 2025 decreased $6.1 million, or 18.5%, to $26.9 million from $33.0 million in the 2024 period. The decrease was driven by lower interest expense as a result of the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2024 and the decrease in the Company's long-term debt balance combined with a decrease in interest income associated with the decrease in the Company's cash and cash equivalents balance.

Income Tax (Benefit) Expense

Income tax benefit for the six months ended March 31, 2025, was $1.9 million, compared to income tax expense of $7.6 million in the 2024 period. The change was primarily attributable to equity-based compensation adjustments, partially offset by changes in pre-tax book income primarily attributable to the nonrecurring gain on the divestiture of the U.S. Lawns subsidiary that occurred in the prior fiscal year.

Net Income

For the six months ended March 31, 2025, net loss was $4.0 million compared to net income of $17.3 million in the 2024 period due to the changes noted above. Net loss as a percentage of revenue was 0.3% for the six months ended March 31, 2025 compared to net income as a percentage of revenue of 1.3% in the 2024 period.

Adjusted EBITDA

Adjusted EBITDA increased $14.1 million for the six months ended March 31, 2025 to $125.6 million from $111.5 million in the 2024 period. Adjusted EBITDA as a percentage of revenue was 10.0% and 8.6% for the six months ended March 31, 2025 and 2024, respectively. The increase in Adjusted EBITDA was primarily driven by a increase of $4.5 million, or 5.2%, in Maintenance Services Segment Adjusted EBITDA, combined with an increase of $9.6 million, or 38.4% in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the six months ended March 31, 2025 increased $7.1 million to $27.1 million from $20.0 million in the 2024 period due to the changes noted above.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Adjusted EBITDA
Net income (loss)	$6.4	$33.7	$(4.0)	$17.3
Income tax expense (benefit)	2.3	13.3	(1.9)	7.6
Interest expense, net	12.8	16.0	26.9	33.0
Depreciation expense	31.8	26.1	62.3	51.7
Amortization expense	7.1	8.7	15.2	18.8
Business transformation and integration costs (a)	7.8	6.1	17.0	16.9
Gain on divestiture (b)	—	(43.9)	—	(43.9)
Equity-based compensation (c)	4.6	4.8	9.4	10.1
Debt extinguishment (d)	0.7	—	0.7	—
Adjusted EBITDA	$73.5	$64.8	$125.6	$111.5
Adjusted Net Income
Net income (loss)	$6.4	$33.7	$(4.0)	$17.3
Amortization expense	7.1	8.7	15.2	18.8
Business transformation and integration costs (a)	7.8	6.1	17.0	16.9
Gain on divestiture (b)	—	(43.9)	—	(43.9)
Equity-based compensation (c)	4.6	4.8	9.4	10.1
Debt extinguishment (d)	0.7	—	0.7	—
Income tax adjustment (e)	(5.1)	7.5	(11.2)	0.8
Adjusted Net Income	$21.5	$16.9	$27.1	$20.0
Adjusted Free Cash Flow
Cash flows provided by operating activities	$91.3	$83.2	$151.7	$109.5
Minus:
Capital expenditures	33.6	12.6	92.3	22.7
Plus:
Proceeds from sale of property and equipment	5.0	1.4	7.6	2.6
Adjusted Free Cash Flow	$62.7	$72.0	$67.0	$89.4

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Severance and related costs	$0.3	$3.7	$(0.5)	$6.2
Business integration (f)	0.1	(1.5)	(0.2)	(0.9)
IT, infrastructure, transformation, and other (g)	7.4	3.9	17.7	11.6
Business transformation and integration costs	$7.8	$6.1	$17.0	$16.9

(b)
Represents the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024.
(c)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(d)
Represents losses on the extinguishment of debt related to Amendment No. 9 to the Credit Agreement, in the fiscal year ended September 30, 2025, and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Tax impact of pre-tax income adjustments	5.0	4.8	10.9	12.2
Discrete tax items	0.1	(12.3)	0.3	(13.0)
Income tax adjustment	$5.1	$(7.5)	$11.2	$(0.8)

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

Segment Results for the Three Months Ended March 31, 2025 and 2024

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the three months ended March 31, 2025 and 2024. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended March 31,		Percent Change
(in millions)	2025	2024	2025 vs. 2024
Net Service Revenues	$492.8	$510.5	(3.5)%
Segment Adjusted EBITDA	$56.3	$55.1	2.2%
Segment Adjusted EBITDA Margin	11.4%	10.8%	60 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended March 31, 2025 decreased by $17.7 million, or 3.5%, from the 2024 period. Commercial Landscaping services decreased by $17.1 million, or 5.1% and snow removal services decreased by $0.6 million, or 0.3%. The decrease was primarily driven by strategic reductions of non-core businesses and to a lesser extent a decline in commercial landscaping services revenue in our core business partially offset by an increase in snow removal services revenue in our core business.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2025 increased by $1.2 million to $56.3 million from $55.1 million in the 2024 period. Segment Adjusted EBITDA Margin increased 60 basis points, to 11.4%, in the three months ended March 31, 2025, from 10.8% in the 2024 period. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin was primarily driven by lower overhead as a result of the Company's cost management initiatives and increased snow removal services revenue described above. These savings were partially offset by increased landscape maintenance labor costs.

Development Services Segment Results

	Three Months Ended March 31,		Percent Change
(in millions)	2025	2024	2025 vs. 2024
Net Service Revenues	$171.9	$164.4	4.6%
Segment Adjusted EBITDA	$17.2	$9.7	77.3%
Segment Adjusted EBITDA Margin	10.0%	5.9%	410 bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended March 31, 2025 increased $7.5 million, or 4.6%, compared to the 2024 period. The increase was driven by an increase in Development Services project volumes.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2025 increased $7.5 million, to $17.2 million, compared to the 2024 period. Segment Adjusted EBITDA Margin increased 410 basis points to 10.0% for the three months ended March 31, 2025, from 5.9% in the 2024 period. The increase in Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increase in net service revenues described above and a shift in the timing and mix of projects.

Segment Results for the Six Months Ended March 31, 2025 and 2024

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the six months ended March 31, 2025 and 2024. Changes in Segment Adjusted EBITDA Margin are shown in basis points or bps.

Maintenance Services Segment Results

	Six Months Ended March 31,		Percent Change
(in millions)	2025	2024	2025 vs. 2024
Net Service Revenues	$902.1	$952.8	(5.3)%
Segment Adjusted EBITDA	$91.0	$86.5	5.2%
Segment Adjusted EBITDA Margin	10.1%	9.1%	100	bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the six months ended March 31, 2025 decreased by $50.7 million, or 5.3%, from the 2024 period. Commercial Landscaping services decreased by $42.8 million, or 5.8% and snow removal services decreased by $7.9 million, or 3.7%. The decrease was primarily driven by strategic reductions of non-core businesses and to a lesser extent a decline in commercial landscaping services revenue in our core business partially offset by an increase in snow removal services revenue in our core business.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the six months ended March 31, 2025 increased by $4.5 million to $91.0 million from $86.5 million in the 2024 period. Segment Adjusted EBITDA Margin increased 100 basis points to 10.1% in the six months ended March 31, 2025, from 9.1% in the 2024 period. The increase in Segment Adjusted EBITDA and Adjusted EBITDA Margin was primarily driven by lower overhead as a result of the Company's cost management initiatives. These savings more than offset the decrease in revenues described above.

Development Services Segment Results

	Six Months Ended March 31,		Percent Change
(in millions)	2025	2024	2025 vs. 2024
Net Service Revenues	$363.7	$349.7	4.0%
Segment Adjusted EBITDA	$34.6	$25.0	38.4%
Segment Adjusted EBITDA Margin	9.5%	7.1%	240	bps

Development Services Net Service Revenues

Development Services net service revenues for the six months ended March 31, 2025 increased $14.0 million, or 4.0%, compared to the 2024 period. The increase was driven by an increase in Development Services project volumes.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the six months ended March 31, 2025 increased 9.5% million, to $34.6 million, compared to the 2024 period. Segment Adjusted EBITDA Margin increased 240 basis points to 9.5% in the six months ended March 31, 2025, from 7.1% in the 2024 period. The increase in Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the increase in net service revenues described above and a shift in the timing and mix of projects.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement and the Receivables Financing Agreement. Our principal uses of cash are to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions and share repurchases under the share repurchase program announced in March 2025. We may also seek to finance capital expenditures under finance leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility under the Credit Agreement and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements and share repurchases for the next twelve months and the foreseeable future.

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

(in millions)	March 31, 2025	September 30, 2024
Cash and cash equivalents	$141.3	$140.4

Long-term debt	$798.9	$802.5
Total debt	$798.9	$802.5

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Six Months Ended March 31,
(in millions)	2025	2024
Operating activities	$151.7	$109.5
Investing activities	$(83.4)	$32.3
Financing activities	$(67.4)	$(31.5)
Adjusted Free Cash Flow (1)	$67.0	$89.4

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2025 increased $42.2 million to $151.7 million, from $109.5 million in the 2024 period. This increase was due to a decrease in net income, more than offset by increases in non-cash adjustments to reconcile net (loss) income to net cash provided by operating activities.

Cash Flows (used) provided by Investing Activities

Net cash used by investing activities increased $115.7 million to $83.4 million for the six months ended March 31, 2025 from Net cash provided by investing activities of $32.3 million in the 2024 period. The increase was driven by a $69.6 million increase in capital expenditures, and a $51.6 million decrease in proceeds from divestiture, partially offset by a $5.0 million increase in proceeds from the sale of property and equipment in comparison to the prior period.

Cash Flows (used) by Financing Activities

Net cash flows used by financing activities of $67.4 million for the six months ended March 31, 2025 included repayments of finance lease obligations of $21.1 million, Series A preferred stock dividends of $18.0 million, a decrease in book overdrafts of $17.2 million, repayments of our Receivables Financing Agreement of $16.0 million, and repurchase of common stock and distributions of $6.8 million. These uses of cash were partially offset by proceeds from our receivables financing agreement of 11.6 million.

Adjusted Free Cash Flow

Adjusted Free Cash Flow decreased $22.4 million to $67.0 million for the six months ended March 31, 2025 from $89.4 million in the 2024 period. The decrease in Adjusted Free Cash Flow was due to an increase in cash used for capital expenditures, partially offset by an increase in net cash provided by operating activities, each as described above.

Working Capital

(in millions)	March 31, 2025	September 30, 2024
Net Working Capital:
Current assets	$715.5	$780.1
Less: Current liabilities	504.8	543.3
Net working capital	$210.7	$236.8

Net working capital is defined as current assets less current liabilities. Net working capital decreased $26.1 million to $210.7 million as of March 31, 2025, from $236.8 million as of September 30, 2024, primarily driven by a decrease in unbilled revenue of $46.3 million, increase in deferred revenue of $29.6 million, and decrease in accounts receivable of $20.3 million. This was partially offset by a decrease in accrued expenses and other current liabilities of $59.8 million, decrease in accounts payable of $7.5 million, and increase in other current assets of $1.1 million.

Description of Indebtedness

As of March 31, 2025, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of March 31, 2025, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2024 in our Annual Report on Form 10-K.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025 at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the second fiscal quarter of 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1, 2025 - January 31, 2025	N/A	N/A	N/A	N/A
February 1, 2025 - February 28, 2025	N/A	N/A	N/A	N/A
March 1, 2025 - March 31, 2025	136,352	$13.11	136,352	$98,211,813
Total	136,352	$13.11	136,352	$98,211,813

(1) On March 13, 2025, the Company announced a share repurchase program allowing us to repurchase up to $100 million of common stock. Under the share repurchase program, any repurchases will be made at management’s discretion and may be through a variety of methods, such as open-market transactions (including pre-set trading plans), accelerated share repurchases, and other transactions in accordance with applicable securities laws. The Company anticipates repurchase activities to occur over an extended period of time. The program has no time limit. The share repurchase authorization does not obligate the Company to acquire any particular amount of common stock and can be discontinued at any time.

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

10.1

Amendment No. 9 to Credit Agreement, dated as of January 29, 2025, by and among BrightView Holdings, Inc. BrightView Landscapes, LLC, each of the other credit parties thereto, the lenders or other financial institutions or entities party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2025)

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

BrightView Holdings, Inc.

Date: May 7, 2025	By:	/s/ Brian Jackson

Brian Jackson
Chief Accounting Officer
(Principal Accounting Officer)