Form 10-K
period 2025-09-30
BrightView Holdings, Inc.
filed 2025-11-19
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

i

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2025, the last day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $774.1 million, based on the number of shares held by non-affiliates as of March 31, 2025 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of registrant’s Common Stock outstanding as of October 31, 2025 was 94,700,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 3, 2026, are incorporated by reference into Part III of this Report.

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
•
Our landscape development services have been, and in the future may be, adversely impacted by fluctuations, declines and delays in the new commercial construction sector, as well as in spending on repair and upgrade activities.
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
•
Some of the equipment and vehicles that our employees use are dangerous, and an increase in accidents resulting from the use of such equipment and vehicles could negatively affect our reputation, results of operations and financial position.
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
•
We are subject to counterparty default risks.
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

Risks Related to Ownership of Our Common Stock

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

v

•
Natural disasters, terrorist attacks, global health emergencies and other external events could adversely affect our business.
•
We face risks related to heightened inflation, geopolitical conflicts, recession, financial market disruptions, trade policies and tariffs, and other economic conditions.
•
Our reputation and/or business could be negatively impacted by corporate responsibility matters and/or our reporting of such matters.
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

PART I

Item 1. Business

BrightView Holdings, Inc. is a holding company that conducts substantially all of its activity through its direct, wholly-owned operating subsidiary, BrightView Landscapes, LLC (“BrightView Landscapes”) and its consolidated subsidiaries. The holding company and BrightView Landscapes are collectively referred to in this Form 10-K (the “Annual Report”) as “we,” “us,” “our,” “ourselves,” “Company,” or “BrightView.”

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 4 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services, ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 265 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

As the number one player in the highly attractive and growing $124 billion commercial landscape maintenance and snow removal market, we believe our size and scale present several compelling value propositions for our customers, and allow us to offer a single-source landscaping services solution to a diverse group of commercial customers across the United States. We serve a broad range of end market verticals, including corporate and commercial properties, Homeowners Associations (HOAs), public parks, hotels and resorts, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. We are also the Official Field Consultant for Major League Baseball. Our diverse customer base includes approximately 7,400 office parks and corporate campuses, 6,100 residential communities, and 500 educational institutions. We believe that due to our geographic scale and breadth of service offerings, we are the only commercial landscaping services provider able to service clients whose geographically disperse locations require a broad range of landscaping services delivered consistently and with high quality. Our top ten customers accounted for approximately 17% of our fiscal 2025 revenues, with no single customer accounting for more than 4% of our fiscal 2025 revenues.

Our business model is characterized by stable, recurring revenues, a scalable operating model, strong operating margins, limited capital expenditures and low working capital requirements that together generate significant Adjusted Free Cash Flow. For the year ended September 30, 2025, we generated net service revenues of $2,672.8 million, net income of $56.0 million and Adjusted EBITDA of $352.3 million, with a net income margin of 2.1% and an Adjusted EBITDA margin of 13.2%. For a reconciliation of Adjusted Free Cash Flow, Adjusted EBITDA and Adjusted EBITDA margin to their most directly comparable GAAP measures, see "Non-GAAP Financial Measures" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Operating Segments

We deliver our broad range of services through two operating segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches, as illustrated below.

States with BrightView branches
Corporate headquarters
Maintenance branches
Development branches
Shared branches

Maintenance Services Overview

Our Maintenance Services segment delivers a full suite of recurring commercial landscaping services ranging from mowing, gardening, mulching and snow removal, to more horticulturally advanced services, such as water management, irrigation maintenance, tree care and golf course maintenance. Our maintenance services customers include Fortune 500 corporate campuses and commercial properties, HOAs, public parks, leading international hotels and resorts, airport authorities, municipalities, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. The chart below illustrates the diversity of our Maintenance Services revenues:

2025 Maintenance Services Revenue by End Market (1)

37%
35%
9%
5%
5%
4%
4%
1%
HOA
Corporate
Public Places
Hospitals
Retail
Hotels & Resorts
Education
Other

(1) Reflects the fiscal year ended September 30, 2025.

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

In our seasonal markets, we are also a leading provider of snow removal services. These snow removal services provide us with a valuable counter-seasonal source of revenues, allowing us to better utilize our crews and certain equipment during the winter months. Our capabilities as a rapid-response, reliable service provider further strengthens our relationships with our customers, all of which have an immediate and critical need for snow removal services. Property managers also enjoy several benefits by using the same service provider for snow removal and landscape maintenance services, including consistency of service, single-source vendor efficiency and volume discount savings. This allows us to actively maintain relationships with key customers in seasonal markets year-round. A portion of our snow removal business is contracted each year under fixed fee servicing arrangements that are subject to guaranteed minimum payments regardless of the season’s snowfall.

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

For the year ended September 30, 2025, in Maintenance Services, we generated net service revenues of $1,891.3 million, including $210.8 million from snow removal services, and Segment Adjusted EBITDA of $245.5 million, with a Segment Adjusted EBITDA Margin of 13.0%.

Development Services Overview

Through our Development Services segment, we provide landscape architecture and development services for new facilities and significant redesign projects. Specific services include project design and management services, landscape architecture, landscape installation, irrigation installation, tree moving and installation, pool and water features, sports field services and specialty turf services, among others. These complex and specialized offerings showcase our technical expertise across a broad range of end market verticals.

We perform our services across the full spectrum of project sizes, with landscape development projects generally ranging from $100,000 to over $10 million, with an average size of approximately $1.5 million.

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

For the year ended September 30, 2025, in Development Services, we generated net service revenues of $789.1 million and Segment Adjusted EBITDA of $106.8 million, with a Segment Adjusted EBITDA Margin of 13.5%.

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

Market Opportunity

Commercial Landscaping Services Industry

The landscape services industry consists of landscape maintenance and development services, as well as a number of related ancillary services such as tree care and snow removal, for both commercial and residential customers. BrightView operates only within the commercial sectors of each of the landscape maintenance, landscape development and snow removal industries. In 2025, commercial landscape maintenance, including snow removal, represents an $124 billion industry that is characterized by a number of attractive market drivers. The industry benefits from commercial customers’ need to provide consistently accessible and aesthetically-pleasing environments. Due to the essential and non-discretionary need of these recurring services, the commercial landscape maintenance services and snow removal services industries have exhibited, and are expected to continue to exhibit, stable and predictable growth.

Highlighting the consistency of this growth, the combined industry is expected to grow at a 2.9% CAGR from 2021 through 2028, as depicted in the chart below:

Growth in the U.S. Commercial Landscaping and Snow Removal Services Industry (US$ in billions) (1)

(1) Source: IBISWORLD - Landscaping Services in the U.S (April 2025), IBISWorld - Snowplowing Services in the U.S (May 2025). Presents commercial landscaping services and commercial snowplowing services as a share of the overall U.S. market at rates constant with IBISWorld figures for 2025.

In addition to its stable characteristics, the industry is also highly fragmented. Despite being the largest provider of commercial landscaping services, we currently hold only a 1.5% share of the combined landscape maintenance and snow removal market, representing a significant opportunity for future consolidation. According to the 2025 IBISWorld Report, there are over 720,000 enterprises providing landscape maintenance services in the United States. The majority of industry participants are classified as sole proprietors, with a limited set of companies having the capabilities to deliver sophisticated, large-scale landscaping services or operate regionally or nationally. The chart below illustrates the segmentation of the landscape maintenance industry and highlights BrightView’s coverage of the non-residential sectors of the industry:

(1)
Source: IBISWorld-Landscaping Services in the U.S. (April 2025)
(2)
Source: IBISWorld-Snowplowing Services in the U.S. (May 2025)

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
•
Growth of Private Non-residential Construction. Over the next five years, the overall U.S. landscape maintenance industry is projected to be supported by rising construction and economic activity. According to the 2025 IBISWorld Industry Reports, private non-residential construction is forecasted to grow at an annualized rate of approximately 2.0% over the five years leading to 2030. We believe growth in commercial construction promotes growth in commercial landscape maintenance and development services.

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

Our maintenance services model is grounded in our branch network. For example, a representative maintenance services branch typically serves 25-150 customers across 50-250 sites, generating between $5 million and $20 million in annual revenues. Each branch is led by a branch manager, who focuses on performance drivers, such as customer satisfaction, crew retention, safety and tactical procurement. Branch managers are supported by operations managers, who focus on managing crew leaders, and account managers, who focus on customer retention and sales of landscape enhancement services. Each branch is also supported by 1-2 dedicated business developers, who are focused on winning new customers at a local level. In addition to our network of branch managers, operations managers and account managers, our platform is differentiated by a highly experienced team of operational senior vice presidents and vice presidents, organized regionally, with an average tenure of 20 years. These team members are responsible for leading, teaching and developing branch managers as well as maintaining adherence to key operational strategies. Our senior operating personnel also foster a culture of engagement and emphasize promotion from within, which has played a key role in making BrightView the employer of choice within the broader landscape maintenance industry.

Our Development Services organization is centered around approximately 35 branch locations strategically located in large metropolitan areas with supportive demographics for growth and real estate development. Certain facilities used by our Development Services segment are shared or co-located with our Maintenance organization. Our Development Services branch network is supported by centralized support functions similar to our Maintenance Services organization.

Our scale allows us to centralize key functions, which enables our branch management team to focus their efforts on fostering deep customer relationships, delivering excellent service, and finding new revenue opportunities. As branches grow and we win new business, our branch model is easily scalable within an existing, well-developed region and market-based management structure with supporting corporate infrastructure.

Human Capital

Employees

As of September 30, 2025, we had a total of approximately 18,600 employees, including seasonal workers, consisting of approximately 18,200 full-time and approximately 400 part-time employees in our two business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the spring and summer seasons, which correspond with our third and fourth fiscal quarters. The approximate number of full-time employees by segment, as of September 30, 2025, is as follows: Maintenance Services: 15,400; Development Services: 2,500. In addition, our corporate staff is approximately 300 employees. Approximately 5% of our employees are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory. Historically, we have used, and expect to continue to use in the future, a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. We employed approximately 1,500 and 2,000 seasonal workers in 2025 and 2024, respectively, through the H-2B visa program.

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

Total Rewards

Our total rewards philosophy is designed to offer compensation and benefits programs that enable us to attract, motivate, reward and retain high-caliber employees who are capable of creating and sustaining value for our stockholders over the long-term. We design our programs with a focus on being fair and competitive in order to appropriately reward employees for their contributions to our success. Our programs are structured to meet the diverse needs of our employees and their families. Among other things, we offer eligible employees comprehensive health and wellness plans, retirement savings plans, equity-based compensation, continuing education support, and the opportunity to earn short-term and long-term incentive awards. In addition, during fiscal 2025 we launched a program that provides paid time off for all frontline workers.

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

Workplace Culture

We are committed to creating and sustaining an inclusive workplace that understands and values individual differences across demographics, experiences and perspectives. We want to ensure that collaborative and respectful business practices in a performance-based, supportive environment enable every employee to realize his/her/their career ambitions.

Competition

Although the United States landscaping, snow removal and landscape design and development industries have experienced some consolidation, there is significant competition in all the areas that we serve, and such competition varies across geographies. In our Maintenance Services segment, most competitors are smaller local and regional firms; however, we also face competition from other large national firms such as Yellowstone Landscape, Mariani Premier Group and HeartLand. In our Development Services segment, competitors are generally smaller local and regional firms. We believe that the primary competitive factors that affect our operations are quality, service, experience, breadth of service offerings and price. We believe that our ability to compete effectively is enhanced by the breadth of our services and the technological tools used by our teams as well as our nationwide reach.

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

Intellectual Property

We hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that are necessary to the operations of our businesses. As of September 30, 2025, we had a number of marks that were protected by registration (either by direct registration or by treaty) in the United States. Other than the BrightView brand, which includes our logo design, and the BrightView word mark, we do not consider our service marks, trademarks, or trade names to be material to the operations of our business.

Regulatory Overview

We are required to comply with various federal, state and local laws and regulations, which increases our operating costs, limits or restricts the services provided by our operating segments or the methods by which our operating segments offer, sell and fulfill those services or conduct their respective businesses, and subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows.

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

Environmental Matters

Our businesses are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, the Oil Pollution Act and the Clean Water Act, each as amended. Among other things, these laws and regulations regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, handling and management of hazardous substances and wastes and the registration, use, notification and labeling of pesticides, herbicides and fertilizers, and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by us or prior owners or operators, at sites we currently own, lease or operate, customer sites or third-party sites to which we sent hazardous substances. In addition, there are a number of proposed and pending rules and regulations relating to climate-related disclosures that we will be subject to if such rules become effective and survive pending legal challenges. For example, California recently adopted S.B. 261 and S.B. 253 requiring companies to publicly disclose various climate-related disclosures including the results of certain companies’ environmental risks assessment and annual greenhouse gas emissions. During fiscal 2025, there were no material capital expenditures for environmental control facilities.

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

As an example, our proprietary, BrightView Connect application allows customers to submit service requests and landscape pictures directly to their account manager and field team, ensuring that specific service needs are accurately delivered in a timely and efficient manner. Similarly, our mobile quality site assessment application, which is designed for account managers to capture and annotate customer feedback, provides us with the ability to “walk the site” with our customers, confirm our understanding of their needs and highlight future enhancement opportunities. These solutions are components of our integrated Customer Relationship Management ("CRM") system for account managers in the Maintenance Services segment. Among other benefits, the CRM system is accessible on mobile devices and enables account managers to spend more time with their customers, enhancing the quality of those relationships and supporting long-term customer retention.

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

Sales and Marketing

Our sales and marketing efforts are focused on both developing new customers and increasing penetration at existing customers. We primarily sell our services to businesses, commercial property managers, general contractors and landscape architects through our professionally trained core sales force. We have a field-based sales approach driven by our growing team of more than 275 business developers that are focused on winning new customers at a local level. We also have a separate 20-member sales team that is focused on targeting and capturing high-value, high-margin opportunities, including national accounts. Within our Maintenance Services segment, every customer relationship is maintained by one of our more than 675+ branch-level account managers, who are responsible for ensuring customer satisfaction, tracking service levels, promoting enhancement services and driving contract renewals. We believe our decentralized approach to customer acquisition and management facilitates a high-level of customer service as local managers are empowered and incentivized to better serve customers and grow their respective businesses.

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

In addition, our former employees may start landscape services businesses similar to ours and compete directly with us. While our employees customarily sign non-competition agreements, such agreements do not fully protect us against competition from former employees and may not be enforceable depending on applicable law and/or circumstances. The Federal Trade Commission previously approved rules banning non-competition agreements, which were later vacated. Although this rule banning non-competition agreements has been vacated, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement or if future rulemaking in this area will occur. Any increased competition from businesses started by former employees may reduce our market share and adversely affect our business, financial position, results of operations and cash flows.

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

With respect to our Development Services segment, a significant portion of our revenues are derived from development activities associated with new commercial real estate development, including hospitality and leisure, which has experienced periodic declines, some of which have been severe, including sustained declines associated with the COVID-19 pandemic. The strength of these markets depends on, among other things, housing starts, local occupancy rates, demand for commercial space, increased adoption of remote-working arrangements, non-residential construction spending activity, business investment and general economic conditions, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit, consumer spending, consumer confidence and capital spending. Fluctuation and uncertainty in construction generally, or as relates to specific projects, often results in project delays which adversely impact our services and results of operations. Moreover, during a downturn in the commercial real estate development industry, customers may decrease their spending on landscape development services by generally reducing the size and complexity of their new landscaping development projects. Additionally, when interest rates rise, there may be a decrease in the spending activities of our current and potential Development Services customers. Fluctuations in commercial real estate development markets could have an adverse effect on our business, financial position, results of operations or cash flows.

Our results of operations for our snow removal services depend primarily on the level, timing and location of snowfall. As a result, a decline in frequency or total amounts of snowfall in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to generate cash flows.

As a provider of snow removal services, our revenues are impacted by the frequency, amount, timing and location of snowfall in the regions in which we offer our services. A high number of snowfalls in a given season generally has a positive effect on the results of our operations. However, snowfall in the months of March, April, October and/or November could have a potentially adverse effect on ordinary course maintenance landscape services typically performed during those periods. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, Mid-Atlantic and Northeast regions of the United States) or a sustained period of reduced snowfall events in one or more of the geographic regions in which we operate will likely cause revenues from our snow removal services to decline in such year, which in turn may adversely affect our revenues, results of operations and cash flow. The regions that we service averaged 1,866 inches of annual snowfall in calendar year 2024, 1,695 inches of annual snowfall in calendar year 2023, and 1,968 inches of annual snowfall in calendar year 2022. In the past ten-, fifteen- and thirty-year periods, the regions that we service have averaged 2,326 inches, 2,565 inches, and 2,688 inches of annual snowfall, respectively. However, there can be no assurance that these regions will receive seasonal snowfalls near their historical average in the future. Variability in the frequency and timing of snowfalls creates challenges associated with budgeting and forecasting for the Maintenance Services segment. Additionally, the effects of climate change may impact the frequency and total amounts of future snowfall, which could have a material adverse effect on our revenues, results of operations and cash flow.

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

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 1,500 seasonal workers in fiscal year 2025 and approximately 2,000 seasonal workers in fiscal year 2024 through the H-2B visa program. If we are unable to hire sufficient numbers of seasonal workers, through the H-2B visa program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we could experience difficulty in delivering our services in a high-quality or timely manner and could experience increased recruiting, training and wage costs in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

As of September 30, 2025, we had approximately 18,600 employees, approximately 5% of which are represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, certain of the collective bargaining agreements we participate in require periodic contributions to multiemployer defined benefit pension plans. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from some or all of these plans as a result of our exiting certain markets or otherwise, and the relevant plans are underfunded, we may become subject to a withdrawal liability. The amount of these required contributions may be material.

Our business could be adversely affected by a failure to properly verify the employment eligibility of our employees.

We use the U.S. government’s “E-Verify” program to verify employment eligibility for all new employees throughout our company. However, use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. Additionally, E-Verify may be inaccessible during outages or government shutdowns. Although we use E-Verify and require all new employees to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or penalties, and adverse publicity that negatively impacts our reputation and may make it more difficult to hire and keep qualified employees. We are subject to regulations of U.S. Immigration and Customs Enforcement, or ICE, and we are audited from time to time by ICE for compliance with work authentication requirements. While we believe we are in compliance with applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions. See “Business—Regulatory Overview—Employee and Immigration Matters.”

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

Accounting for our numerous historical transactions has resulted in the generation of various amounts of goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our segments based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States (“GAAP”), goodwill and indefinite lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2025, the net carrying value of goodwill and other intangible assets, net, represented $2,082.2 million, or 61% of our total assets. A future impairment, if any, could have a material adverse effect to our financial position or results of operations. For example, the fair value of our Maintenance reporting unit exceeded the carrying value by 15.4%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. See Note 7 "Intangible Assets, Goodwill, Acquisitions, and Divestitures” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

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

In recent years, the U.S. government has enacted significant tax legislation, including the Inflation Reduction Act of 2022 (“IRA”), which introduced a 15% corporate minimum tax on adjusted financial statement income for corporations with average annual income exceeding $1.0 billion, effective beginning in fiscal 2024. The IRA also imposed a 1% excise tax on certain stock repurchases by publicly traded domestic corporations. While we do not currently anticipate a direct material impact from these provisions, we continue to monitor their implementation and potential indirect effects on our business and industry.

On July 4th 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”) that includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. The most significant impact to the Company of the OBBBA at this time is the permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under 163(j) to the current tax estimate. Based on our current calculations and projections, we anticipate the impact will defer the payment of a significant portion of our current federal tax liability for several years. However, because our tax provision is based on both current and deferred tax, we believe the impact to our income statement will be immaterial.

Some of the equipment and vehicles that our employees use are dangerous, and an increase in accidents resulting from the use of such equipment and vehicles could negatively affect our reputation, results of operations and financial position.

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

In addition, many of our employees utilize our fleet of vehicles to access service sites and we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by employees or third parties while using our vehicles. Furthermore, operating a motor vehicle is inherently dangerous. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability, negative publicity, and regulatory scrutiny, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them.

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

Additionally, the increased prevalence and use of artificial intelligence and our efforts to potentially incorporate artificial intelligence in our business may heighten the risks mentioned above related to cybersecurity incidents. To the extent artificial intelligence capabilities continue to evolve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers, and other business partners and third-party providers.

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

We have a significant amount of indebtedness. As of September 30, 2025, we had total indebtedness of $790.2 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $300.0 million and $143.8 million, respectively. See Note 9 "Long-term Debt" to our audited consolidated financial statements included in Part II. Item 8 in this Form 10-K.

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

Borrowings under our Credit Agreement and Receivables Financing Agreement are at variable rates of interest and expose us to interest rate risk. Increases in interest rates can result in increases to the cost of servicing our debt under our Credit Agreement and Receivables Financing Agreement. For the year ended September 30, 2025, our interest expense was $53.7 million, compared to $62.4 million for the year ended September 30, 2024. Moreover, borrowings under our Credit Agreement and Receivables Financing Agreement bear interest at a rate per annum based on a secured overnight financing rate (SOFR), plus a margin. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, our ability to refinance some or all of our existing indebtedness may be impacted and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

We are subject to counterparty default risk.

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash and investment deposits, interest rate swap instruments and other derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will, voluntarily or involuntarily, default on its performance obligations. In times of market distress in particular, a counterparty may not comply with its contractual commitments that could then lead to it defaulting on its obligations with little or no notice to us, thereby limiting our ability to take action to lessen or cover our exposure. Additionally, our ability to mitigate our counterparty exposures could be limited by the terms of the relevant agreements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceedings. In the event of any such counterparty default, we could incur significant losses, which could have a material and adverse effect on our business, results of operations, or financial condition. We can provide no assurance as to the financial stability or viability of our counterparties.

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

The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. The Credit Agreement also contains a financial maintenance requirement with respect to the Revolving Credit Facility, prohibiting us from exceeding a certain first lien secured leverage ratio under certain circumstances. For example, if we exceed such first lien leverage ratio, an additional covenant comes into effect and availability under the Revolving Credit Facility would be significantly reduced. As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

Our employees, directors, officers and affiliates, including KKR and One Rock, hold substantial amounts of shares of our common stock and all of our outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which is convertible into shares of our common stock. As of September 30, 2025, the Affiliated Investors held approximately 21,533,123 shares of our common stock and 500,000 shares of our Series A Preferred Stock, which represents, in the aggregate, approximately 50.8% of our outstanding shares of common stock and preferred stock (on an as-converted basis). Sales of a substantial number of shares of our common stock in the public market by these stockholders, such as the underwritten sale of 11.6 million shares of common stock by KKR in June 2025, or the perception that such sales could occur, could substantially decrease the market price of our common stock. Conversion of a substantial number of shares of the Series A Preferred Stock into shares of our common stock, or the perception that such conversion could occur, could also decrease the market price of our common stock. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

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

As of September 30, 2025, the Affiliated Investors beneficially owned approximately 50.8% of the combined voting power of our outstanding shares of preferred stock and common stock. As a result, the Affiliated Investors have the ability to influence the election of our directors and the outcome of other corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. Additionally, four members of our Board of Directors are affiliated with certain of the Affiliated Investors and so the Affiliated Investors also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders, including a change in control of the Company, or that could be disadvantageous to our shareholders with interests different from our Affiliated Investors. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

These provisions provide for, among other things, our Board of Directors to issue one or more series of preferred stock; advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; certain limitations on convening special stockholder meetings; the removal of directors only upon the affirmative vote of the holders of at least 66 2⁄3% of the shares of common stock entitled to vote generally in the election of directors so long as KKR and its affiliates continue to beneficially own less than 40% of shares of common stock entitled to vote generally in the election of directors. In addition, certain provisions of our certificate of incorporation and bylaws may be amended only by the affirmative vote of at least 66 2⁄3% of shares of common stock entitled to vote generally in the election of directors so long as KKR and its affiliates continue to beneficially own less than 40% of shares of common stock entitled to vote generally in the election of directors. These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

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

Our certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. Our certificate of incorporation further provides that, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under federal securities laws. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

Customer and consumer demand for our services may be impacted by weak economic conditions, heightened inflation, equity market volatility or other negative economic factors in the U.S. or other nations. The United States has announced a wide range of tariffs on certain imports from many countries, including Canada, Mexico, members of the European Union and the United Kingdom. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as recent legal challenges to the U.S.'s imposition of tariffs, negotiations between the U.S. and affected countries, the responses of other countries or regions, relief that may be granted, availability and cost of alternative sources of supply and demand for our services in affected markets. In addition, if the U.S. economy enters a recession, we may experience a decline in demand for our services and may have to decrease prices, all of which could have a material adverse impact on our financial results. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. In addition, geopolitical conflicts, such as the current war in Ukraine, conflicts in the Middle East, or potential conflict between China and Taiwan and any related international response may exacerbate these inflationary pressures. Therefore, the recessionary risks discussed above and elsewhere in these risk factors are more pronounced in the current economic environment.

Our reputation and/or business could be negatively impacted by corporate responsibility matters and/or our reporting of such matters.

In recent years, there has been a focus from stakeholders, regulators and the public in general on corporate responsibility matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, responsible sourcing and supply chain, human rights, and social responsibility. We actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine further in the future. Evolving stakeholder expectations, regulatory obligations, economic conditions and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price. In addition, we could experience reduced revenue and reputational harm if we are targeted by groups or influential individuals who disagree with our public positions on social or environmental issues.

We may be unable to satisfactorily meet evolving standards, regulations and disclosure requirements related to corporate responsibility. For example, a number of state legislators and regulators have adopted or are currently considering proposing or adopting other rules, regulations, directives, initiatives and laws requiring corporate responsibility-related disclosures or limiting (or affirmatively requiring) certain corporate responsibility related conduct, including California laws S.B. 253, S.B. 261 and A.B. 1305. In the event that we were to become subject to any of the newly adopted climate change and/or corporate responsibility related disclosure regimes, it could require us to, among other things, (i) restrict or limit our operating activities or other conduct, (ii) make material capital improvements and expend material capital resources in connection with such compliance efforts, and (iii) alter our business and operational strategy more generally. Furthermore, there continues to be a lack of consistent proposed climate change and corporate responsibility related legislation, which creates regulatory and economic uncertainty. Such matters can affect the willingness or ability of investors to make an investment in our Company, as well as our ability to meet regulatory requirements, including proposed rules related to greenhouse gas emissions. Any failure, or perceived failure, to meet evolving regulations and industry standards could have an adverse effect on our business, results of operations, financial condition, or stock price.

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

As a public company, we have significant requirements for financial reporting and internal controls. The process of maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish annually a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is also required to issue an attestation report on effectiveness of our internal controls in each annual report on Form 10-K.

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

The Company’s Chief Technology Officer has been serving in this role for the Company since March 2025 and has over 30 years of experience in various information security and related technology roles. The Chief Technology Officer oversees the information technology and information security functions of the Company which includes our cyber risk management team.

The Chief Legal Officer acts as the Company’s Data Breach Coordinator and leads our Cyber Crisis and Data Breach Response Committee (the “Committee”) which consists of the Company’s Chief Technology Officer, Chief Financial Officer and Chief Accounting Officer. Cybersecurity incidents that may significantly impact the confidentiality, integrity, or availability of the Company’s data or the reliability of the Company’s systems or networks are reported to the Committee. The Committee assesses the materiality of each incident, which is made using both quantitative and qualitative analyses to determine an incident’s immediate and reasonably likely future impacts. Such cybersecurity incidents are also reported to the Audit Committee. The Company’s Data Governance Committee has oversight of that how the Company's data is handled and shared with third parties and is comprised of the Company’s Chief Technology Officer, Chief Legal Officer, Chief Human Resources Officer, Chief Accounting Officer, Vice President of Business Shared Services and Chief Audit Executive.

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

Item 2. Properties

Our corporate headquarters is a leased facility located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

We and our operating companies own and lease a variety of facilities primarily located in the United States, for branch and service center operations and for office, call center and storage space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than our headquarters listed above, used by each of our operating segments as of September 30, 2025. We believe that these facilities, when considered with our headquarters, are in good operating condition and suitable and adequate to support the current needs of our business.

Segment (1)	Owned Facilities	Leased Facilities
Maintenance Services	31	209
Development Services	3	12
Corporate	—	1
Total	34	222

(1) 19 facilities are shared between our Maintenance Services and Development Services segments and each facility is counted once, in the Maintenance Services segment, to avoid double counting. The Company leases 11 of our shared facilities and owns 8.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BV” on June 28, 2018. Prior to that time, there was no public market for our common stock. As of September 30, 2025 there were 211 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Common Share Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. We did not declare or pay dividends to the holders of our common stock in the fiscal year ended September 30, 2025.

Unregistered Sales of Equity Securities

None.

Company Repurchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the fourth fiscal quarter of 2025.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1, 2025 - July 31, 2025	130,891	15.28	130,891	$89,327,909
August 1, 2025 - August 31, 2025	130,276	15.35	130,276	$87,327,917
September 1, 2025 - September 30, 2025	251,996	13.89	251,996	$83,827,932
Total	513,163	$14.62	513,163	$83,827,932

(1) On March 13, 2025, the Company announced a share repurchase program allowing us to repurchase up to $100 million of common stock. On November 19, 2025 the Company announced an increase in the share repurchase program increasing the authorized amount of repurchases to $150 million of common stock. Under the share repurchase program, any repurchases will be made at management's discretion and may be through a variety of methods, such as open-market transactions (including pre-set trading plans), accelerated share repurchases, and other transactions in accordance with applicable securities laws. The Company anticipates repurchase activities to occur over an extended period of time. The program has no time limit. The share repurchase authorization does not obligate the Company to acquire any particular amount of common stock and can be discontinued at any time.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Russell 2000 (“R2000”) Index and the Russell 2500 Waste & Disposal Services (“R2500 Services”) Index from September 30, 2020 through September 30, 2025. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the R2000 Index and the R2500 Services Index assumes any dividends were reinvested on the date paid. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Five Year Total Return

$200
$150
$100
$50
$0
9/30/20
9/30/21
9/30/22
9/30/23
9/30/24
9/30/25
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

This section of this Form 10-K generally discusses the fiscal years ended September 30, 2025 and 2024 and year to year comparisons between the fiscal years ended September 30, 2025 and 2024. The discussion around results of operations for the fiscal year ended September 30, 2023 and a comparison of our results for the fiscal years ended September 30, 2024 and 2023 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2024, filed with the SEC on November 13, 2024 and is incorporated by reference herein (Fiscal Year Ended September 30, 2024 10-K).

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 4 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 265 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

Our Segments

We report our results of operations through two reportable segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 36 U.S. states and, through our qualified service partner network, we are able to efficiently provide nationwide coverage across the United States.

Maintenance Services

Our Maintenance Services segment delivers a full suite of recurring commercial landscaping services in both evergreen and seasonal markets, ranging from mowing, gardening, mulching and snow removal, to more horticulturally advanced services, such as water management, irrigation maintenance, tree care and golf course maintenance. In addition to contracted maintenance services, we also have a strong track record of providing value-added landscape enhancements. We primarily self-perform our maintenance services through our national branch network, which are route-based in nature. Our maintenance services customers include Fortune 500 corporate campuses and commercial properties, HOAs, public parks, leading international hotels and resorts, airport authorities, municipalities, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others.

Development Services

Through our Development Services segment, we provide landscape architecture and development services for new facilities and significant redesign projects. Specific services include project design and management services, landscape architecture, landscape installation, irrigation installation, tree moving and installation, pool and water features, sports field services and specialty turf maintenance, among others. Our development services are comprised of sophisticated design, coordination and installation of landscapes at some of the most recognizable corporate, athletic and university complexes and showcase highly visible work that is paramount to our customers’ perception of our brand as a market leader.

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

Expenses

Cost of Services Provided

Cost of services provided is comprised of direct costs we incur associated with our operations during a period and includes employee costs, subcontractor costs, purchased materials, and operating equipment and vehicle costs. Employee costs consist of wages and other labor-related expenses, including benefits, workers compensation and healthcare costs, for those employees involved in delivering our services. Subcontractor costs consist of costs relating to our qualified service partner network in our Maintenance Services segment and subcontractors we engage from time to time in our Development Services segment. When our use of subcontractors increases, we may experience incrementally higher costs of services provided. Operating equipment and vehicle costs primarily consist of depreciation related to branch operating equipment and vehicles and related fuel expenses. A large component of our costs are variable, such as labor, subcontractor expense, fuel and materials.

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

Other (income) expense

Other (income) expense consists primarily of investment gains related to investments held in a Rabbi Trust.

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

How We Assess the Performance of our Business

We manage operations through the two operating segments described above. In addition to our GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”), and Adjusted Free Cash Flow.

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

Management regularly uses these measures as tools in evaluating our operating performance, financial performance and liquidity, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and capital investments. Management uses Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS and Adjusted Free Cash Flow to supplement comparable GAAP measures in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation and to compare our performance against that of other peer companies using similar measures. In addition, we believe that Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS and Adjusted Free Cash Flow are frequently used by investors and other interested parties in the evaluation of issuers, many of which also present Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS and Adjusted Free Cash Flow when reporting their results in an effort to facilitate an understanding of their operating and financial results and liquidity. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted EPS are provided in addition to, and should not be considered as alternatives to, net (loss) income or any other performance measure derived in accordance with GAAP. Adjusted Free Cash Flow is provided in addition to, and should not be considered as an alternative to, cash flow from operating activities or any other measure derived in accordance with GAAP as a measure of our liquidity. Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS and Adjusted Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. In addition, because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Year Ended September 30,
(in millions)	2025	2024
Net service revenues	$2,672.8	$2,767.1
Cost of services provided	2,051.1	2,121.5
Gross profit	621.7	645.6
Selling, general and administrative expense	457.8	496.5
Gain on divestiture	—	(43.6)
Amortization expense	29.3	35.8
Income from operations	134.6	156.9
Other (income) expense	(0.4)	(2.0)
Interest expense, net	53.7	62.4
Income before income taxes	81.3	96.5
Income tax expense	25.3	30.1
Net income	$56.0	$66.4
Basic earnings per share	$0.13	$0.21
Adjusted EBITDA(1)	$352.3	$324.7
Adjusted Net Income(1)	$113.2	$113.1
Cash flows from operating activities	$291.8	$205.6
Adjusted Free Cash Flow(1)	$65.2	$145.3

(1) See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal Year Ended September 30, 2025 compared to Fiscal Year Ended September 30, 2024

Net Service Revenues

Net service revenues for the fiscal year ended September 30, 2025 decreased $94.3 million, or 3.4%, to $2,672.8 million, from $2,767.1 million in the 2024 period. The decrease was driven by a decrease in Maintenance Services revenues of $72.7 million, combined with a decrease in Development Services revenues of $19.7 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the fiscal year ended September 30, 2025 decreased $23.9 million, or 3.7%, to $621.7 million, from $645.6 million in the 2024 period. Gross margin remained flat at 23.3% for the fiscal year ended September 30, 2025. The decreases in gross profit was primarily driven by the decrease net service revenues, described above combined with increased depreciation.

Selling, General and Administrative Expense

Selling, general and administrative expense for the fiscal year ended September 30, 2025 decreased $38.7 million, or 7.8%, to $457.8 million, from $496.5 million in the 2024 period. As a percentage of revenue, selling, general and administrative expense decreased 80 basis points for the fiscal year ended September 30, 2025 to 17.1%, from 17.9% in the 2024 period. The decrease was driven primarily by decreases in compensation-related costs as a result of the Company's cost management initiatives combined with a decrease in business transformation and integration costs.

Gain on divestiture

There was no gain on divestiture for the fiscal year ended September 30, 2025. Gain on divestiture for the fiscal year ended September 30, 2024 was $43.6 million which consisted of the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024.

Amortization Expense

Amortization expense for the fiscal year ended September 30, 2025 decreased $6.5 million, or 18.2%, to $29.3 million, from $35.8 million in the 2024 period. The decrease was principally due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other (Income) Expense

Other income was $0.4 million for the fiscal year ended September 30, 2025 compared to other income of $2.0 million in the 2024 period. The $1.6 million decrease in other income was driven principally by changes in the value of investments held in the Rabbi Trust and costs associated with the repricing of the Company's term loan.

Interest Expense

Interest expense for the fiscal year ended September 30, 2025 decreased $8.7 million, or 13.9%, to $53.7 million, from $62.4 million in the 2024 period. The decrease was driven principally by the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2024 and the decrease in the Company's long term debt balance partially offset by an increase in finance lease interest expense and a decrease in interest income.

Income Tax Expense

For the fiscal year ended September 30, 2025, income tax expense decreased $4.8 million, or 15.9%, to $25.3 million, compared to $30.1 million in the 2024 period. The change in income tax expense is primarily attributable to the change in the Company’s pretax income of $81.3 million in the current period compared to pretax income of $96.5 million in the 2024 period.

Net Income

For the fiscal year ended September 30, 2025, net income decreased by $10.4 million, to a net income of $56.0 million, from $66.4 million in the 2024 period. The decrease in net income was primarily due to the changes noted above.

Dividends on Series A Convertible Preferred Shares

For the fiscal year ended September 30, 2025, Dividends on Series A Convertible Preferred Shares were $35.8 million compared to $35.7 million in the 2024 period.

Adjusted EBITDA

Adjusted EBITDA increased $27.6 million for the fiscal year ended September 30, 2025, to $352.3 million, from $324.7 million in the 2024 period. Adjusted EBITDA margin was 13.2% and 11.7% for the fiscal years ended 2025 and 2024, respectively. The increase in Adjusted EBITDA was principally driven by an increase of $18.3 million, or 20.6% in Development Services Segment Adjusted EBITDA, and an increase of $9.3 million, or 3.9% in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the fiscal year ended September 30, 2025 increased $0.1 million to $113.2 million, from $113.1 million in the 2024 period due to the changes noted above.

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

Segment Results for the Fiscal Years Ended September 30, 2025 and September 30, 2024

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Year Ended September 30,		Percent Change
(in millions)	2025	2024	2025 vs. 2024
Net Service Revenues	$1,891.3	$1,964.0	(3.7)%
Segment Adjusted EBITDA	$245.5	$236.2	3.9%
Segment Adjusted EBITDA Margin	13.0%	12.0%	100 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the fiscal year ended September 30, 2025 decreased by $72.7 million, or 3.7%, compared to the 2024 period. The decrease was primarily driven by strategic reductions of non-core businesses and to a lesser extent a decline in commercial landscaping in our core business.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2025 increased $9.3 million, to $245.5 million, compared to $236.2 million in the 2024 period. Segment Adjusted EBITDA Margin increased 100 basis points to 13.0% in the year ended September 30, 2025, from 12.0% in the 2024 period. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were principally driven by lower personnel, vehicle, and equipment related costs as a result of the Company's cost management initiatives. These savings were partially offset by the decrease in revenues described above.

Development Services Segment Results

	Year Ended September 30,		Percent Change
(in millions)	2025	2024	2025 vs. 2024
Net Service Revenues	$789.1	$808.8	(2.4)%
Segment Adjusted EBITDA	$106.8	$88.5	20.6%
Segment Adjusted EBITDA Margin	13.5%	10.9%	260 bps

Development Services Net Service Revenues

Development Services net service revenues for the fiscal year ended September 30, 2025 decreased $19.7 million, or 2.4%, compared to the 2024 period. The decrease was primarily driven by the timing of projects during the second half of fiscal 2025, which were partially offset by increased Development Services project volumes in the first half of fiscal 2025.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2025 increased $18.3 million, to $106.8 million, compared to $88.5 million in the 2024 period. Segment Adjusted EBITDA Margin increased 260 basis points, to 13.5% for the period from 10.9% in the prior year. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by reductions in overhead costs due to the Company's cost management initiatives, combined with the timing and mix of projects in the period.

Non-GAAP Financial Measures

Set forth below are the reconciliations of net income to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Adjusted Free Cash Flow.

	Year Ended September 30,
(in millions)	2025	2024
Adjusted EBITDA
Net income	$56.0	$66.4
Plus:
Interest expense, net	53.7	$62.4
Income tax expense	25.3	$30.1
Depreciation expense	142.2	$108.4
Amortization expense	29.3	$35.8
Business transformation and integration costs (a)	26.1	$44.1
Gain on divestiture (b)	—	$(43.6)
Equity-based compensation (c)	19.0	$20.5
Debt extinguishment (d)	0.7	$0.6
Adjusted EBITDA	$352.3	$324.7
Adjusted Net Income
Net income	$56.0	$66.4
Plus:
Amortization expense	29.3	35.8
Business transformation and integration costs (a)	26.1	44.1
Gain on divestiture (b)	—	(43.6)
Equity-based compensation (c)	19.0	20.5
Debt extinguishment (d)	0.7	0.6
Income tax adjustment (e)	(17.9)	(10.7)
Adjusted Net Income	$113.2	$113.1
Adjusted Free Cash Flow
Cash flows provided by operating activities	$291.8	$205.6
Minus:
Capital expenditures	254.2	78.4
Plus:
Proceeds from sale of property and equipment	27.6	18.1
Adjusted Free Cash Flow	$65.2	$145.3

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation and other costs.

	Year Ended September 30,
(in millions)	2025	2024
Severance and related costs	$(0.4)	$16.6
Business integration (f)	0.8	(0.4)
IT infrastructure, transformation, and other (g)	25.7	27.9
Business transformation and integration costs	$26.1	$44.1

(b)
Represents the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024.
(c)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(d)
Represents losses on the extinguishment of debt related to Amendments No. 9 and No. 8 to the Credit Agreement, in the fiscal years ended September 30, 2025 and 2024 respectively, and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.
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

	Year Ended September 30,
(in millions)	2025	2024
Tax impact of pre-tax income adjustments	$17.8	$12.8
Discrete tax items	0.1	(2.1)
Income tax adjustment	$17.9	$10.7

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

(in millions)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$74.5	$140.4
Long-term debt	$790.2	$802.5
Total debt	$790.2	$802.5

The Company is party to the Credit Agreement, a five-year revolving credit facility that, pursuant to Amendment No. 6 to the Credit Agreement, dated April 22, 2022 (the "Amendment Agreement"), matures on April 22, 2027 (the “Revolving Credit Facility”)

and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”). Each of the Company's credit facilities bear interest based in-part on a secured overnight financing rate. See “Description of Indebtedness”.

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

Cash Flows

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows and is summarized below:

	Year Ended September 30,
(in millions)	2025	2024
Operating activities	$291.8	$205.6
Investing activities	$(223.9)	$(5.6)
Financing activities	$(133.8)	$(126.6)
Adjusted Free Cash Flow (1)	$65.2	$145.3

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended September 30, 2025 increased $86.2 million, to $291.8 million, from $205.6 million in the 2024 period. This increase was due to an increase in net income adjusted for non-cash activities, combined with increases in cash provided by accounts payable and other operating liabilities. This was partially offset by an increase in cash used for other operating assets.

Cash Flows used in Investing Activities

Net cash used in investing activities was $223.9 million in the fiscal year ended September 30, 2025, an increase of $218.3 million compared to $5.6 million for the 2024 period. The increase in cash used in investing activities was driven by a $175.8 million increase in cash used for the purchase of property and equipment, and a $51.0 million decrease in proceeds from divestiture in comparison to the prior year. This was partially offset by $9.5 million increase in proceeds from the sale of property and equipment.

Cash Flows used in Financing Activities

Net cash used in financing activities of $133.8 million for the fiscal year ended September 30, 2025 included repayments of finance lease obligations of $48.4 million, Series A preferred stock dividends of $35.8 million, repayments of our Receivable Financing

Agreement of $29.1 million, repurchase of common stock and distributions of $24.2 million, and a decrease in book overdrafts of $12.1 million. This was partially offset by proceeds from our Receivable Financing Agreement of $14.5 million.

Adjusted Free Cash Flow

Adjusted Free Cash Flow decreased $80.1 million to $65.2 million for the fiscal year ended September 30, 2025 from $145.3 million in the 2024 period. The decrease in Adjusted Free Cash Flow was due to an increase in net cash provided by operating activities offset by an increase in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	September 30, 2025	September 30, 2024
Net Working Capital:
Current assets	$666.3	$780.1
Less: Current liabilities	514.5	543.3
Net working capital	$151.8	$236.8

Net working capital is defined as current assets less current liabilities. Net working capital decreased $85.0 million, to $151.8 million, at September 30, 2025, from $236.8 million at September 30, 2024, primarily driven by decreases in cash and cash equivalents of $65.9 million, unbilled revenue of $24.7 million, accounts receivable of $22.1 million, other current assets of $1.1 million, and an increase in deferred revenue of $3.8 million. These were partially offset by a decrease in accrued expenses and other current liabilities of $25.5 million and accounts payable of $6.4 million.

Description of Indebtedness

Series B Term Loan due 2029

On April 22, 2022, the Company entered into the Amendment Agreement, which amended the existing Credit Agreement to provide for: (i) a $1,200.0 million seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 million five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029 and bears interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of 3.25% or a base rate (“ABR”) plus a margin of 2.25%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively. The Company used the net proceeds from the Series B Term Loan to repay all amounts then outstanding under the Company’s Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Credit Agreement, the Company recorded a loss on debt extinguishment of $12.6 million due to accelerated amortization of deferred financing fees and original issue discount included in the Other expense (income) line of the Consolidated Statements of Operations for the year ended September 30, 2022. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%.

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

On August 31, 2023, the Company entered into Amendment No. 7 to the Credit Agreement (the “Seventh Credit Agreement Amendment”). The Seventh Credit Agreement Amendment (i) amends the definition of “Permitted Holders” to include Birch Equity Holdings, LP, a Delaware limited partnership, Birch-OR Equity Holdings, LLC, a Delaware limited liability company and One Rock Capital Partners, LLC and (ii) provides for a 1.00% prepayment premium for voluntary prepayments made in connection with repricing transactions or amendments made where the primary purpose of which is to decrease the effective yield.

On May 28, 2024, the Company entered into Amendment No. 8 to the Credit Agreement (the "Eighth Credit Agreement Amendment"). Under the Eighth Credit Agreement Amendment, the existing Series B Term Loans were amended to bear interest at a rate per annum based on Term SOFR, plus a margin of 2.50% or ABR plus a margin of 1.50%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively.

On January 29, 2025, the Company entered into Amendment No. 9 to the Credit Agreement (the "Ninth Credit Agreement Amendment"). Under the Ninth Credit Agreement Amendment, the existing Series B Term Loans were amended to bear interest at a rate per annum based on Term SOFR, plus a margin of 2.00% or ABR plus a margin of 1.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively.

There were no debt repayments on the Series B Term Loan for the fiscal years ended September 30, 2025 and September 30, 2024.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any required payment due for the periods ended September 30, 2025, September 30, 2024, and September 30, 2023.

Revolving credit facility

The Company has a five-year $300 million revolving credit facility that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50%, or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 million revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2025 and September 30, 2024. There were no borrowings or repayments under the facility during the years ended September 30, 2025 and September 2024. The Company had no letters of credits issued and outstanding as of September 30, 2025 and September 30, 2024.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement. On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the “Third Amendment”) which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0 million. On August 31, 2023, the Company, entered into the Fourth Amendment to the Receivables Financing Agreement (the “Fourth Amendment”), which amends the definition of “Permitted Holders” to align with the definition of “Permitted Holders” under the Credit Agreement Amendment, as of the date of the closing of the Receivables Financing Amendment described above. On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the "Fifth Amendment"), which increased the borrowing capacity to $325.0 million and extended the term through June 27, 2027. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2025, the Company borrowed $14.5 million against the capacity and voluntarily repaid $29.1 million. During the year ended September 30, 2024, the Company borrowed $0.5 million against the capacity and voluntarily repaid $87.3 million.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 140-170 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.4% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 5.6% and 6.7% for the years ended September 30, 2025 and September 30, 2024, respectively.

For additional information on our material indebtedness, including our First Lien Term Loans, Series B Term Loans and Revolving Credit Facility and our outstanding borrowings under the Receivables Financing Agreement, see Note 9 "Long-term Debt" in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of September 30, 2025, September 30, 2024, and September 30, 2023, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

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

Purchase obligations include commitments for various products and services made in the normal course of business to meet operational requirements, including the procurement of capital assets. As of September 30, 2025 the Company had $45.6 million of operational purchase obligations, with $24.0 million payable within twelve months. These purchase obligation amounts represent only those items for which we are contractually obligated as of September 30, 2025.

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

Based on our most recent annual analysis as of July 1, 2025, the fair values for both of our reporting units exceeded the carrying values, and therefore no indicators of impairment existed for those reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 15.4%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. As of September 30, 2025, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit. See Note 7 "Intangible Assets, Goodwill, Acquisitions, and Divestitures" to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information.

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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The Company adopted the updated accounting guidance on a retrospective basis for the year ended September 30, 2025. The adoption of ASU No. 2023-07 did not have a material impact on the Company's consolidated financial statements. Refer to Note 15 "Segments" to our consolidated financial statements for related disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company's rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The Company has adopted and implemented the applicable disclosure requirements for the year ended September 30, 2025. The adoption of ASU No. 2023-09 did not have a material impact on the Company's consolidated financial statements. Refer to Note 11 "Income Taxes" to our consolidated financial statements for further details.

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

Accounting for Software Costs

In August 2025, the FASB issued ASU No. 2025-06, Intangibles (Subtopic 350-40): Goodwill and Other Internal-Use Software. The ASU removes all reference to prescriptive and sequential software development stages and requires entities to start capitalizing software costs when both management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is in the process of evaluating the impact of ASU No. 2025-06 on its consolidated financial statements.

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

As of September 30, 2025, we had variable rate debt outstanding of $799.6 million at a weighted average interest rate of 6.5% for the year ended September 30, 2025, excluding the impact of our outstanding hedge agreements. Substantially all of our outstanding variable rate debt was incurred under the Amended Credit Agreement and the Receivables Financing Agreement. Each of these loans bears interest based on SOFR plus a spread.

We use interest rate swap and collar contracts to offset our exposure to interest rate movements. These outstanding interest rate contracts qualify and are designated as cash flow hedges of forecasted SOFR-based interest payments. At September 30, 2025, we were a fixed rate payer on fixed-floating interest rate swap and collar contracts that effectively fixed (swap) or limited (collar) the SOFR-based index used to determine the interest rates charged on our SOFR-based variable rate borrowings. See Note 10 "Fair Value Measurements and Derivative Instruments" to our audited consolidated financial statements included elsewhere in this Form 10-K.

Based on the debt outstanding and hedge contracts in place for the year ended September 30, 2025, a 100 basis point change in interest rates on our variable rate debt would result in a change to our fiscal 2025 interest expense by approximately $2.7 million inclusive of the impact from the active hedge contracts. Actual interest rates could change significantly more than 100 bps.

Commodity Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet and mowers in the delivery of services to our customers. We purchase our fuel at prevailing market prices. We manage our exposure through the execution of a documented hedging strategy. We have historically entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices when appropriate. We currently have open fuel-based derivative instruments. Based on the hedging contract in place during fiscal 2025, a ten percent change in fuel prices would have resulted in a change of approximately $4.0 million in our annual fuel cost inclusive of the impact from the active hedge contracts.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain disclosure controls and procedures, which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Refer to “Opinion on Internal Control over Financial Reporting” on page F-4 herein.

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

Item 9B. Other Information.

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 15, 2026.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 15, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 15, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 15, 2026.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 15, 2026.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit Number	Description

3.1	Composite Third Amended and Restated Certificate of Incorporation of the Company (as amended through March 7, 2023)*
3.2	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2018)
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

10.30

Investment Agreement, dated as of August 28, 2023, by and among BrightView Holdings, Inc., Birch Equity Holdings, LP and Birch-OR Equity Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.31

Registration Rights Agreement, dated as of August 28, 2023, by and among BrightView Holdings, Inc., Birch Equity Holdings, LP and Birch-OR Equity Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.32†

BrightView Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan, as amended on March 5, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024)

10.33†

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

10.35†	Letter Agreement between BrightView Holdings, Inc. and Brett Urban (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)
10.36†

Letter Agreement between BrightView Holdings, Inc. and Jonathan M. Gottsegen (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.37†	Letter Agreement between BrightView Holdings, Inc. and Amanda Orders (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the SEC on November 13, 2024)
10.38†	Letter Agreement between BrightView Holdings, Inc. and Michael Dozier (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on November 13, 2024)
10.39†

Acknowledgement and Acceptance of Position Change between BrightView Holdings, Inc. and Michael Dozier (incorporate by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed with the SEC on November 13, 2024)

10.40†	Form of Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 11, 2018)
10.41†

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

10.43†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2019) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
10.44†	Form of Award Notice and Nonqualified Stock Option Agreement (2019) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2020)
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

10.47†	BrightView Holdings, Inc. Executive Leadership Team Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020)
10.48†	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022)
10.49†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2022) (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2022)
10.50†

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

10.52†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2023) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2023)

10.53†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2025) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2025)
10.54†	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2025) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2025)
10.55†	Form of 2023 Retention Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023)
10.56†

Letter Agreement, effective October 1, 2023, by and between BrightView Holdings, Inc. and Dale A. Asplund (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.57†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)
10.58†

BrightView Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2023)

10.59†	Form of Inducement Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2023)
10.60†	The BrightView Executive Savings Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025)
10.61†

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

Date: November 19, 2025	BrightView Holdings, Inc.

	By:	/s/ Dale A. Asplund
Dale A. Asplund
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dale A. Asplund	Chief Executive Officer, President and Director	November 19, 2025
Dale A. Asplund	(Principal Executive Officer)

/s/ Brett Urban	Executive Vice President and Chief Financial Officer	November 19, 2025
Brett Urban	(Principal Financial Officer)

/s/ Brian Jackson	Chief Accounting Officer	November 19, 2025
Brian Jackson	(Principal Accounting Officer)

/s/ Paul E. Raether	Chairman of Board of Directors	November 19, 2025
Paul E. Raether

/s/ James R. Abrahamson	Director	November 19, 2025
James R. Abrahamson

/s/ Kurtis Barker	Director	November 19, 2025
Kurtis Barker

/s/ Jane Okun Bomba	Director	November 19, 2025
Jane Okun Bomba

/s/ William Cornog	Director	November 19, 2025
William Cornog

/s/ Joshua Goldman	Director	November 19, 2025
Joshua Goldman

/s/ Frank Lopez	Director	November 19, 2025
Frank Lopez

/s/ Mara Swan	Director	November 19, 2025
Mara Swan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	F-

Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023	F-5

Consolidated Statements of Operations for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022	F-6

Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2024, September 30, 2023, and September 30, 2022	F-7

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the fiscal years ended September 30, 2024, September 30, 2023, and September 30, 2022	F-8

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2024, September 30, 2023, and September 30, 2022	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightView Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company’s methodology for estimating the fair value of their reporting units utilizes a combination of the market and income approaches. The market approach is based on the guideline public company method, which measures the value of the reporting unit through applying valuation multiples of selected guideline public companies to the reporting unit’s key operating metrics. The income approach is based on the discounted cash flow method, which is based on the present value of future cash flows. The principal assumptions utilized in the income approach include the long-term future revenue growth rates, operating margins, and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Maintenance reporting unit as of the measurement date of July 1, 2025 exceeded the carrying value. Therefore, no impairment was recognized. As of September 30, 2025, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit.

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
•
With the assistance of our fair value specialists, for the income approach we evaluated (1) the valuation methodology used, (2) the projections of long-term future revenue growth rates and the discount rate by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management, and (3) the mathematical accuracy of the calculations.
•
With the assistance of our fair value specialists, for the market approach we evaluated the selection of peer groups and guideline public company market multiples, including testing the underlying information supporting these assumptions and the mathematical accuracy of the calculations.

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 19, 2025

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightView Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 19, 2025, expressed an unqualified opinion on those financial statements.

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

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 19, 2025

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In millions, except par value and share data)

	September 30, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$74.5	$140.4
Accounts receivable, net	393.1	415.2
Unbilled revenue	113.1	137.8
Other current assets	85.6	86.7
Total current assets	666.3	780.1
Property and equipment, net	541.6	391.9
Intangible assets, net	66.5	95.8
Goodwill	2,015.7	2,015.7
Operating lease assets	72.1	81.3
Other assets	29.8	27.0
Total assets	$3,392.0	$3,391.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$137.7	$144.1
Deferred revenue	87.6	83.8
Current portion of self-insurance reserves	52.3	52.8
Accrued expenses and other current liabilities	212.2	237.7
Current portion of operating lease liabilities	24.7	24.9
Total current liabilities	514.5	543.3
Long-term debt, net	790.2	802.5
Deferred tax liabilities	63.8	43.9
Self-insurance reserves	122.8	112.8
Long-term operating lease liabilities	53.5	62.6
Other liabilities	47.1	44.3
Total liabilities	1,591.9	1,609.4
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of September 30, 2025 and September 30, 2024, aggregate liquidation preference of $512.0 as of September 30, 2025 and September 30, 2024	507.1	507.1
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2025 and September 30, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 110,000,000 and 108,200,000 shares issued and 94,800,000 and 94,800,000 shares outstanding as of September 30, 2025 and September 30, 2024, respectively	1.1	1.1
Treasury stock, at cost; 15,200,000 and 13,400,000 shares as of September 30, 2025 and September 30, 2024, respectively	(197.8)	(173.5)
Additional paid-in capital	1,503.5	1,518.1
Accumulated deficit	(12.9)	(68.9)
Accumulated other comprehensive (loss)	(0.9)	(1.5)
Total stockholders’ equity	1,293.0	1,275.3
Total liabilities, mezzanine equity and stockholders’ equity	$3,392.0	$3,391.8

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended September 30,
	2025	2024	2023
Net service revenues	$2,672.8	$2,767.1	$2,816.0
Cost of services provided	2,051.1	2,121.5	2,137.1
Gross profit	621.7	645.6	678.9
Selling, general and administrative expense	457.8	496.5	533.4
Gain on divestiture	—	(43.6)	—
Amortization expense	29.3	35.8	44.5
Income from operations	134.6	156.9	101.0
Other (income) expense	(0.4)	(2.0)	6.7
Interest expense, net	53.7	62.4	97.4
Income (loss) before income taxes	81.3	96.5	(3.1)
Income tax expense	25.3	30.1	4.6
Net income	$56.0	$66.4	$(7.7)
Less: dividends on Series A convertible preferred shares	35.8	35.7	3.2
Net income (loss) attributable to common stockholders	$20.2	$30.7	$(10.9)
Earnings per share
Basic earnings per share	$0.13	$0.21	$(0.12)
Diluted earnings per share	$0.13	$0.20	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Fiscal Year Ended
	2025	2024	2023
Net income	$56.0	$66.4	$(7.7)
Net derivative gains (losses) and other costs arising during the period, net of tax expense (benefit) of $1.6, $(3.7); and $9.5, respectively (1)	4.6	(10.4)	26.5
Reclassification of (gains) into net income (loss), net of tax (expense) of $(1.4); $(2.9); and $(3.8), respectively	(4.0)	(8.2)	(11.4)
Other comprehensive income (loss)	0.6	(18.6)	15.1
Comprehensive income	$56.6	$47.8	$7.4

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2022	105.7	$1.1	$1,509.5	$(127.6)	$2.0	$(168.2)	$1,216.8	—	$—
Net (loss)	—	—	—	(7.7)	—	—	(7.7)	—	—
Other comprehensive income, net of tax	—	—	—	—	15.1	—	15.1	—	—
Capital contributions and issuance of common stock	0.9	—	2.4	—	—	—	2.4	—	—
Equity-based compensation	—	—	22.1	—	—	—	22.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(2.2)	(2.2)	—	—
Issuance of Series A preferred stock, net of issuance costs	—	—	—	—	—	—	—	0.5	495.0
Dividends on Series A convertible preferred shares	—	—	(3.2)	—	—	—	(3.2)	—	3.2
Balance, September 30, 2023	106.6	$1.1	$1,530.8	$(135.3)	$17.1	$(170.4)	$1,243.3	0.5	$498.2
Net income	—	—	—	66.4	—	—	66.4
Other comprehensive (loss), net of tax	—	—	—	—	(18.6)	—	(18.6)	—	—
Capital contributions and issuance of common stock	1.6	—	2.8	—	—	—	2.8	—	—
Equity-based compensation	—	—	20.2	—	—	—	20.2	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(3.1)	(3.1)	—	—
Issuance of Series A preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—
Dividends on Series A convertible preferred shares	—	—	(35.7)	—	—	—	(35.7)	—	8.9
Balance, September 30, 2024	108.2	$1.1	$1,518.1	$(68.9)	$(1.5)	$(173.5)	$1,275.3	0.5	$507.1
Net income	—	—	—	56.0	—	—	56.0	—	—
Other comprehensive income, net of tax	—	—	—	—	0.6	—	0.6	—	—
Capital contributions and issuance of common stock	1.7	—	3.0	—	—	—	3.0	—	—
Equity-based compensation	—	—	18.2	—	—	—	18.2	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(24.3)	(24.3)	—	—
Series A Preferred Stock dividends	—	—	(35.8)	—	—	—	(35.8)	—	—
Balance, September 30, 2025	109.9	$1.1	$1,503.5	$(12.9)	$(0.9)	$(197.8)	$1,293.0	0.5	$507.1

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$56.0	$66.4	$(7.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142.2	108.4	105.2
Amortization of intangible assets	29.3	35.8	44.5
Amortization of financing costs and original issue discount	2.9	2.8	3.5
Loss on debt extinguishment	0.7	0.6	8.3
Deferred taxes	21.0	1.7	(21.5)
Equity-based compensation	18.2	20.2	22.1
Realized gain on hedges	(5.4)	(11.1)	(15.2)
Gain on divestiture	—	(43.6)	—
Gain on disposal of property and equipment	(23.7)	(14.9)	(12.6)
Other non-cash activities	9.6	6.3	7.3
Change in operating assets and liabilities:
Accounts receivable	12.2	19.9	(52.6)
Unbilled and deferred revenue	28.4	22.1	(5.4)
Other operating assets	(7.6)	11.4	17.1
Accounts payable and other operating liabilities	8.0	(20.4)	36.9
Net cash provided by operating activities	291.8	205.6	129.9
Cash flows from investing activities:
Purchase of property and equipment	(254.2)	(78.4)	(71.3)
Proceeds from sale of property and equipment	27.6	18.1	21.6
Business acquisitions, net of cash acquired	—	—	(13.8)
Proceeds from divestiture	—	51.0	—
Other investing activities	2.7	3.7	2.1
Net cash (used) by investing activities	(223.9)	(5.6)	(61.4)
Cash flows from financing activities:
Repayments of finance lease obligations	(48.4)	(36.3)	(27.6)
Repayments of term loan	—	—	(459.0)
Repayments of receivables financing agreement	(29.1)	(87.3)	(554.5)
Repayments of revolving credit facility	—	—	(33.5)
Proceeds from receivables financing agreement, net of issuance costs	14.5	0.5	549.5
Proceeds from revolving credit facility	—	—	33.5
Debt issuance and prepayment costs	(1.3)	(2.5)	(1.8)
Series A preferred stock dividend	(35.8)	(17.8)	—
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	—	495.0
Proceeds from issuance of common stock, net of share issuance costs	3.1	3.0	1.2
Repurchase of common stock and distributions	(24.2)	(3.1)	(2.2)
Contingent business acquisition payments	(0.5)	(5.1)	(22.1)
(Decrease) increase in book overdrafts	(12.1)	20.1	—
Other financing activities	—	1.9	(0.1)
Net cash (used) by financing activities	(133.8)	(126.6)	(21.6)
Net change in cash and cash equivalents	(65.9)	73.4	46.9
Cash and cash equivalents, beginning of period	140.4	67.0	20.1
Cash and cash equivalents, end of period	$74.5	$140.4	$67.0
Supplemental Cash Flow Information:
Cash paid (received) for income taxes, net	$6.3	$34.4	$(9.8)
Cash paid for interest	$56.7	$67.7	$82.1
Non-cash Series A Preferred Stock dividends	$—	$8.9	$3.2
Accrual for property and equipment	$27.8	$50.7	$—

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

Derivative Instruments and Hedging Activities

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Since all of the Company’s derivatives are designated as cash flow hedges, the entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in Other comprehensive income (loss) and subsequently reclassified to Interest expense, net (interest rate contracts) or Cost of services provided (fuel hedge contracts) in the accompanying Consolidated Statements of Operations at the time the hedge transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive (loss) is released to earnings. See Note 10 "Fair Value Measurements and Derivative Instruments" for more information.

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

3. Recent Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The Company adopted the updated accounting guidance on a retrospective basis for the year ended September 30, 2025. The adoption of ASU No. 2023-07 did not have a material impact on the Company's consolidated financial statements. Refer to Note 15 "Segments" to our consolidated financial statements for related disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company's rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The Company has adopted and implemented the applicable disclosure requirements for the year ended September 30, 2025. The adoption of ASU No. 2023-09 did not have a material impact on the Company's consolidated financial statements. Refer to Note 11 "Income Taxes" to our consolidated financial statements for related disclosures.

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

Accounting for Software Costs

In August 2025, the FASB issued ASU No. 2025-06, Intangibles (Subtopic 350-40): Goodwill and Other Internal-Use Software. The ASU removes all reference to prescriptive and sequential software development stages and requires entities to start capitalizing software costs when both management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is in the process of evaluating the impact of ASU No. 2025-06 on its consolidated financial statements.

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

	Fiscal Year Ended September 30,
	2025	2024	2023
Landscape Maintenance	$1,680.5	$1,743.2	$1,857.5
Snow Removal	210.8	220.8	209.0
Maintenance Services	1,891.3	1,964.0	2,066.5
Development Services	789.1	808.8	758.0
Eliminations	(7.6)	(5.7)	(8.5)
Net service revenues	$2,672.8	$2,767.1	$2,816.0

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of September 30, 2025, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $463.4. The Company expects to recognize revenue on 58% of the remaining performance obligations over the next 12 months and an additional 42% over the 12 months thereafter.

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

There were $180.2 of amounts billed during the period and $155.5 of additions to our unbilled revenue balance during the twelve month period ended September 30, 2025.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the fiscal year ended September 30, 2025 were as follows:

Deferred Revenue
Balance, September 30, 2024	$83.8
Recognition of revenue	(1,184.5)
Deferral of revenue	1,188.3
Balance, September 30, 2025	$87.6

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

5. Accounts Receivable, net

Accounts receivable of $393.1 and $415.2, is net of an allowance for doubtful accounts of $9.8 and $10.0 and includes amounts of retention on incomplete projects of $58.3 and $65.7 at September 30, 2025 and September 30, 2024, respectively, which are generally expected to be collected within one year.

6. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	September 30, 2025	September 30, 2024
Land	—	$42.9	$42.9
Buildings and leasehold improvements	2-40 yrs.	48.5	46.7
Operating equipment	2-7 yrs.	443.3	388.3
Transportation vehicles	3-7 yrs.	491.9	403.1
Office equipment and software	3-10 yrs.	56.3	48.6
Construction in progress	—	9.6	4.9
Property and equipment		1,092.5	934.5
Less: Accumulated depreciation		550.9	542.6
Property and equipment, net		$541.6	$391.9

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $142.2, $108.4 and $105.2 for the years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively.

7. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships, trademarks and non-compete agreements. Amortization expense related to intangible assets was $29.3, $35.8 and $44.5 for the years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively. These assets are amortized over their estimated useful lives, the reasonableness of which are continually evaluated by the Company. There were no intangible assets acquired during the years ended September 30, 2025 and September 30, 2024.

Intangible assets as of September 30, 2025 and September 30, 2024 consisted of the following:

		September 30, 2025		September 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$715.9	$(649.4)	$715.9	$(620.1)
Total intangible assets		$715.9	$(649.4)	$715.9	$(620.1)

Amortization expense is anticipated to be as follows in future years:

Fiscal Year Ended September 30,
2026	$21.8
2027	15.2
2028	11.1
2029	7.2
2030	3.2
2031 and thereafter	8.0
$66.5

Goodwill

The following is a summary of the goodwill activity for the periods ended September 30, 2024 and September 30, 2025:

	Maintenance Services	Development Services	Total
Balance, September 30, 2023	$1,803.4	$218.0	$2,021.4
Acquisitions (1)	0.1	—	0.1
Divestiture	(5.8)	—	(5.8)
Balance, September 30, 2024	$1,797.7	$218.0	$2,015.7
Balance, September 30, 2025	$1,797.7	$218.0	$2,015.7

(1)
The acquisitions adjustments include the immaterial impact of foreign currency and other prior year measurement period adjustments during the respective periods.

The Company performed its annual goodwill impairment assessment as of July 1, 2025 utilizing a quantitative test approach as described in Note 2 "Summary of Significant Accounting Policies".

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2025	September 30, 2024
Payroll related accruals	$65.6	$62.6
Accrued operating expenses	73.8	115.5
Current portion of finance lease liabilities	44.8	37.0
Other accruals	28.0	22.6
Accrued expenses and other current liabilities	$212.2	$237.7

9. Long-term Debt

Long-term debt consists of the following:

	September 30, 2025	September 30, 2024
Series B term loan	$733.9	$732.8
Receivables financing agreement	61.6	76.2
Financing costs, net	(5.3)	(6.5)
Total debt, net	$790.2	$802.5
Less: Current portion of long-term debt	—	—
Long-term debt, net	$790.2	$802.5

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

On January 29, 2025, the Company entered into Amendment No. 9 to the Credit Agreement (the "Ninth Credit Agreement Amendment"). Under the Ninth Credit Agreement Amendment, the existing Series B Term Loans were amended to bear interest at a rate per annum based on Term SOFR, plus a margin of 2.00% or ABR plus a margin of 1.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively.

There were no debt repayments on the Series B Term Loan for the fiscal years ended September 30, 2025 and September 30, 2024.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2025, September 30, 2024, and September 30, 2023.

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

The weighted average interest rate on the Series B Term Loan was 6.6% and 8.2% for the years ended September 30, 2025 and September 30, 2024, respectively. The Series B Term Loan has required amortization debt repayments that are due in quarterly installments of 0.25% of the original principal balance of the Series B Term Loans. As a result of the August 28, 2023 voluntary repayment of the amount outstanding under the Amendment Agreement, the quarterly installment payments of the remaining amount outstanding under the Series B Term Loan are no longer required.

Revolving credit facility

The Company has a five-year $300 revolving credit facility (the “Revolving Credit Facility”) that matures on April 22, 2027 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 2.00% to 2.50%, or ABR plus a margin ranging from 1.00 to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company’s first lien net leverage ratio. The Revolving Credit Facility replaced the previous $260.0 revolving credit facility under the Credit Agreement. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2025 and September 30, 2024. There were no borrowings or repayments under the facility during the years ended September 30, 2025 and September 30, 2024. The Company had no letters of credits issued and outstanding as of September 30, 2025 and September 30, 2024.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On August 31, 2023, the Company, entered into the Fourth Amendment to the Receivables Financing Agreement (the “Fourth Amendment”), which amends the definition of “Permitted Holders” to align with the definition of “Permitted Holders” under the Credit Agreement Amendment as defined above, as of the date of the closing of the Receivables Financing Amendment. On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the "Fifth Amendment"), which increased the borrowing capacity to $325.0 and extended the term through June 27, 2027. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2025, the Company borrowed $14.5 against the capacity and voluntarily repaid $29.1. During the year ended September 30, 2024, the Company borrowed $0.5 against the capacity and voluntarily repaid $87.3.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 140-170 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.4% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 5.6% and 6.7% for the years ended September 30, 2025 and September 30, 2024, respectively.

The following are the scheduled maturities of long-term debt for the next five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2026	—
2027	61.6
2028	—
2029	738.0
2030 and thereafter	—
Total long-term debt	799.6
Less: Current maturities	—
Less: Original issue discount	4.1
Less: Financing costs	5.3
Total long-term debt, net	$790.2

The Company has estimated the fair value of its long-term debt to be approximately $796.8 and $812.4 as of September 30, 2025 and September 30, 2024, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025 and September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and September 30, 2024:

	September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$0.1	$—	$0.1	$—
Other liabilities:
Interest rate derivative contracts	1.5	—	1.5	—
Obligation to Rabbi Trust	7.9	7.9	—	—
Total liabilities	$9.5	$7.9	$1.6	$—

	September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$9.7	$9.7	$—	$—
Total assets	$9.7	$9.7	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$0.5	$—	$0.5	$—
Other liabilities:
Interest rate derivative contracts	2.5	—	2.5	—
Obligation to Rabbi Trust	9.7	9.7	—	—
Total liabilities	$12.7	$9.7	$3.0	$—

Hedging Activities

As of September 30, 2025 and September 30, 2024, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are highly effective in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) or Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive (loss) is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

Interest Rate Contracts

The Company has exposures to variability in interest rates associated with its variable interest rate debt, which includes the Series B Term Loan. As such, the Company has entered into interest rate contracts to help manage interest rate exposure by economically converting a portion of its variable-rate debt to fixed-rate debt. Effective for the period March 18, 2016 through December 31, 2022, the Company held interest rate swaps with a notional amount of $500.0. In January 2023, the Company entered into an interest rate swap agreement with a notional amount of $500.0 and an interest rate collar agreement with a notional amount of $500.0, each effective for the period January 31, 2023 through January 31, 2028.

On August 28, 2023 the Company terminated $400.0 of the notional amount of its outstanding interest rate collar agreement. The Company accelerated the reclassification of a gain of $5.2 in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

The notional amount of interest rate contracts were $600.0 at September 30, 2025 and September 30, 2024, respectively. The net deferred gain on the interest rate swaps as of September 30, 2025 of $0.9, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	2025	2024	2023
Income (loss) recognized in Other comprehensive income (loss)	$6.1	$(13.3)	$36.1
Net gain reclassified from Accumulated other comprehensive income (loss) into Interest expense, net	5.7	11.1	15.2

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In March 2024, the Company entered into a fuel swap agreement with a notional volume of 4.0 million gallons covering the period March 4, 2024 through February 24, 2025. In March 2025, the Company entered into a fuel swap agreement with a notional volume of 2.5 million gallons covering the period March 3, 2025 through February 23, 2026. In April 2025, the Company entered into three fuel swap agreements with a combined notional volume of 5.5 million gallons covering the period April 2025 through April 2026. The net deferred loss on the fuel swaps as of September 30, 2025 was immaterial and is expected to be recognized in Cost of services provided over the next 6 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Income (loss) recognized in Other comprehensive income (loss)	$0.1	$(0.5)	$—
Net (loss) reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	(0.3)	—	—

11. Income Taxes

The components of income tax expense (benefit) are as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Current:
Federal	$(1.3)	$23.1	$22.7
State	5.6	5.3	3.4
Deferred:
Federal	19.9	(0.8)	(22.4)
State	(1.9)	1.3	(4.2)
Valuation allowance	3.0	1.2	5.1
Total income tax (benefit) expense	$25.3	$30.1	$4.6

Income tax expense (benefit) differs from the amount computed at the federal statutory corporate tax rate as follows:

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Rate	$17.1	21.0%	$20.3	21.0%	$(0.7)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)(b)	4.9	6.0%	6.2	6.4%	4.8	(155.5%)
Tax Credits	(0.6)	(0.7%)	(0.6)	(0.6%)	(0.7)	22.4%
Foreign Tax Effects	0.9	1.1%	—	0.0%	—	0.0%
Nontaxable or Nondeductible Items
Non-deductible officers' compensation	2.1	2.6%	1.3	1.4%	1.1	(36.4%)
Divestiture - Non-deductible goodwill	-	0.0%	1.2	1.2%	—	0.0%
Other Adjustments	0.9	1.1%	1.7	1.8%	0.1	(0.7%)
Effective Tax Rate	$25.3	31.1%	$30.1	31.2%	$4.6	(149.2%)

a)
State taxes in California, Colorado, Florida, Massachusetts, New York and Texas made up the majority (greater than 50%) of the tax effect in this category
b)
Included in State and Local Income Taxes is the effect of a valuation allowance on state taxes related to net operating losses and 163(j) interest expense carryforward ($2.1, $1.2, and $5.1, in FY25, FY24, and FY23 respectively)

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	September 30, 2025	September 30, 2024
Deferred tax assets:
Self-insurance reserves	$37.6	$37.3
Deferred compensation	1.8	2.2
Payroll related accruals	23.5	25.3
Allowance for doubtful accounts	2.5	2.5
Lease liabilities	19.8	22.3
Net operating loss carryforward	8.2	4.9
Business interest expense	31.1	17.2
Other non-current deferred tax assets	1.3	1.2
Total non-current deferred tax assets	125.8	112.9
Valuation allowance	(9.3)	(6.3)
Total deferred tax assets	$116.5	$106.6

Deferred tax liabilities:
Intangible assets	$49.3	$47.1
Property and equipment	96.6	63.2
Deferred revenue	14.5	16.6
Prepaid assets	0.3	0.1
Lease assets	18.2	20.7
Other non-current deferred tax liabilities	1.4	1.5
Total non-current deferred tax liabilities	180.3	149.2
Total net deferred tax liabilities	$63.8	$42.6
Classification on balance sheets:
Other assets	$-	$1.3
Deferred tax liabilities	63.8	43.9

The components of income taxes paid (net of refunds) are as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Federal	$-	$31.9	$(17.4)
State	6.3	2.5	7.6
Foreign	—	—	—
Total	$6.3	$34.4	$(9.8)

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
State
Arizona	$0.4	*	*
California	1.5	*	3.2
Florida	1.3	*	0.9
Massachusetts	0.5	*	*
South Carolina	*	*	0.7
Texas	0.6	*	0.7

* Jurisdiction below the threshold for the period presented.

The CARES Act

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law and included various provisions to provide additional economic relief to address the impact of the COVID-19 pandemic. Notable provisions included net operating loss carrybacks, adjustments to the interest expense limitations under the U.S Tax Code Section 163(j), increase in the charitable contributions limitation, payroll tax deferrals of the employer portion of social security tax, a portion of which was repaid during the year ended September 30, 2022 and the remainder of which was repaid in fiscal year 2023, and an employee retention credit for wages paid to an idle employee under certain circumstances resulting from the COVID-19 pandemic. The Company recorded a tax receivable of $39.0 and a benefit of $10.1 to the tax provision for the tax net operating losses incurred in 2021 from the enactment of the CARES Act, net of adjustments. The tax net operating losses have been carried back to prior years. The Company has received all but $8.4 of the benefit from the carryback claims as of September 30, 2025. Further, the Company previously elected to defer the employer portion of social security taxes through 2020 and has filed for the employee retention credit allowed for under the CARES Act. The Company recorded a tax credit of $3.3 related to the employee retention credit and has received all but $0.4 as of September 30, 2025.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law and included various provisions amending the Tax Cuts and Jobs Act of 2017. Notable provisions included 100% bonus depreciation, adjustments to the interest expense limitations under 163(j), and research and development expenditures. The use of 100% bonus depreciation on capital investments and expansion of the 163(j) interest expense limitation to EBITDA (beginning in fiscal year 2026 for the Company) will both have favorable effects on cash taxes paid in the near-term.

Net Operating Losses and Interest Expense Carryforwards

As of September 30, 2025, the Company recorded a tax-effected cumulative Federal Net Operating Loss ("NOL") of $3.0, which can be carried forward indefinitely. The Company also has state income tax net operating losses of $95.2 having varying expirations from fiscal year 2026 through an indefinite useful life. The Company has a federal interest expense carryforward of $111 and state interest expense carryforwards of $149.5 that can be carried forward indefinitely. The Company believes it is more likely than not it will be unable to utilize some of its separate state net operating losses and separate state interest expense carryforwards to offset future income. The increase to the valuation allowance was $2.1 in FY2025. The Company has a $2.8 Canadian net operating loss carryforward that it more likely than not will not be able to utilize. Therefore, there is also a full valuation allowance recorded against this net operating loss in the amount of $0.9.

At September 30, 2025, $8.4 of the valuation allowances presented above relate to separate state net operating loss and interest expense carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits, and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.

Uncertain Income Tax Positions

As of September 30, 2025 and 2024, the Company had no unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, as well as Canada. The Company’s returns are no longer subject to U.S. federal and state tax examination for years before 2020 and 2019, respectively.

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

The following table summarizes the lease-related assets and liabilities recorded in the Consolidated Balance Sheets at September 30, 2025 and 2024:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Operating leases:
Right-of-use asset	$72.1	$81.3
Current portion of lease liabilities	24.7	24.9
Lease liabilities	53.5	62.6
Total operating lease liabilities	$78.2	$87.5

Finance leases:
Right-of-use asset(1)	$79.3	$67.7
Current portion of lease liabilities(2)	44.8	37.0
Lease liabilities(3)	37.1	31.2
Total finance lease liabilities	$81.9	$68.2

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

The weighted-average remaining lease terms and incremental borrowing rates as of September 30, 2025 and 2024 were as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Operating leases:
Weighted-average remaining lease term (years)	4.0	4.4
Weighted-average incremental borrowing rate	5.5%	4.9%

Finance leases:
Weighted-average remaining lease term (years)	2.1	2.4
Weighted-average incremental borrowing rate	6.4%	5.9%

The components of lease cost for operating and finance leases for the fiscal year ended September 30, 2025 and 2024 were as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Operating lease cost	$30.0	$31.5
Finance lease cost:
Amortization of right-of-use asset	48.3	34.7
Interest on lease liabilities	4.6	3.2
Total finance lease cost	52.9	37.9
Short-term lease cost	21.5	22.1
Variable lease costs not included in lease liability	3.8	3.8
Sublease income	(0.7)	(0.7)
Total lease cost	$107.5	$94.6

Supplemental cash flow information for the fiscal year ended September 30, 2025 and 2024 were as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26.1	$27.7
Operating cash flows from finance leases	4.6	3.2
Financing cash flows from finance leases	48.4	36.3

Non-cash items:
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	17.7	27.1
Right-of-use Assets Obtained In Exchange For New Finance Liabilities	68.3	65.4

As of September 30, 2025, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of September 30, 2025 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2026	$28.2	$48.0
2027	21.3	21.8
2028	15.5	8.1
2029	10.2	6.1
2030	6.0	3.1
Thereafter	6.9	—
Total net lease payments	88.1	87.1
Less: Amounts representing interest	(9.9)	(5.2)
Total lease liabilities	78.2	81.9
Less: Current portion of lease liabilities	(24.7)	(44.8)
Non-current lease liabilities	$53.5	$37.1

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the year ended September 30, 2025 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	107,000	$14.66
Less: Forfeited	21,000	$14.66
Outstanding at September 30, 2025	86,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the year ended September 30, 2025 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	3,714,000	$8.50
Granted	825,000	$16.51
Less: Vested	1,522,000	$8.72
Less: Forfeited	238,000	$11.58
Outstanding at September 30, 2025	2,779,000	$10.51

During the year ended September 30, 2025, the Company issued 825,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $16.51 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $12.1 over the requisite service period. During the year ended September 30, 2025, 1,522,000 RSUs vested and 238,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the year ended September 30, 2025 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2024	3,036,000	$19.37
Less: Exercised	132,000	$14.07
Less: Forfeited	566,000	$21.64
Outstanding at September 30, 2025	2,338,000	$19.11
Vested and exercisable at September 30, 2025	2,024,000	$18.91
Expected to vest after September 30, 2025	314,000	$20.46

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the year ended September 30, 2025 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2024	1,114,000	$7.40
Granted	281,000	$17.33
Less: Forfeited	67,000	$9.31
Outstanding at September 30, 2025	1,328,000	$9.40
Vested and granted at September 30, 2025	262,000	$7.48

During the year ended September 30, 2025, the Company issued 281,000 performance stock units (“PSUs”) at a weighted average distribution price of $17.33 per share and a weighted average grant date fair value of $17.33 per share, which cliff vest at the end of the three-year service period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant is expected to be approximately $4.1 over the requisite service period, dependent on the achievement of the identified performance conditions. As of September 30, 2025, 262,000 PSUs vested and are expected to be granted on during the first quarter of fiscal 2026. During the year ended September 30, 2025, 67,000 PSUs were forfeited.

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

There were no new stock option awards granted for the years ended September 30, 2025, September 30, 2024, and September 30, 2023.

The fair value of PSU awards subject to a performance condition is determined based on the trading price of the company’s common shares on the date of grant.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $18.2, $20.2 and $22.1 in equity-based compensation expense for the years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $24.3, $30.6 and $23.7 as of September 30, 2025, September 30, 2024 and September 30, 2023, respectively, which is expected to be recognized over a weighted average period of 1.2 years.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 2,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 73,000, 188,000, and 177,000 were issued on November 18, 2024, November 17, 2023, and November 14, 2022, respectively. An additional portion thereof is expected to be issued in November 2025.

14. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee healthcare for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2025 was $175.1, of which $52.3 was classified in current liabilities and $122.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2024 was $165.6, of which $52.8 was classified in current liabilities and $112.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2025 includes $24.2 related to claims recoverable from third-party insurance carriers. Corresponding assets of $7.0 and $17.2 are recorded at September 30, 2025, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2024 includes $13.4 related to claims recoverable from third party insurance carriers. Corresponding assets of $4.0 and $9.4 were recorded at September 30, 2024, as Other current assets and Other assets, respectively.

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

15. Segments

The operations of the Company are conducted through two operating and reportable segments, Maintenance Services and Development Services.

Maintenance Services primarily consists of recurring landscape maintenance services and snow removal services as well as supplemental landscape enhancement services.

Development Services primarily consists of landscape architecture and development services for new construction and large scale redesign projects.

The operating segments identified above are determined based on the services provided, and they reflect the manner in which operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The CODM is the Company’s Chief Executive Officer. The CODM uses Adjusted EBITDA as the measure of profitability to evaluate the performance of the Company's operating segments. The CODM utilizes the identified metrics as part of the annual budgeting and forecasting process and during the monthly business reviews when making decisions about the allocation of resources.

As part of the CODM’s review of operating results, the CODM considers direct cost, which include direct labor and materials, as a significant segment expense. The CODM evaluates segment performance each period against historical results factoring in macroeconomic factors such as direct labor and materials to assess segment performance

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies" in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. As previously disclosed, effective October 1, 2024, certain expenses previously classified as "Corporate", including corporate executive compensation, finance, legal and information technology and other corporate costs, are allocated to the two reportable segments on a pro rata basis, based on segment revenue. Prior period segment results have been recast to be consistent with the current presentation. There were no changes to the Company's consolidated financial statements. Eliminations represent eliminations of intersegment revenues. Intersegment revenue transactions are recorded at current market price.

The following is a summary of certain financial data for each of the segments and reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes:

	Fiscal Year Ended September 30, 2025
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$1,891.3	$789.1	$(7.6)	$2,672.8
Less segment expenses
Direct costs(a)	1,086.5	581.0	(7.4)
Other segment items(b)	559.3	101.3	(0.2)
Segment Adjusted EBITDA	245.5	106.8	—	352.3
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				53.7
Depreciation expense				142.2
Amortization expense				29.3
Business transformation and integration costs (c)				26.1
Equity-based compensation (d)				19.0
Debt extinguishment (e)				0.7
Income (loss) before income taxes				$81.3

	Fiscal Year Ended September 30, 2024
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$1,964.0	$808.8	$(5.7)	$2,767.1
Less segment expenses
Direct costs(a)	1,114.5	613.8	(2.7)
Other segment items(b)	613.3	106.5	(3.0)
Segment Adjusted EBITDA	236.2	88.5	—	324.7
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				62.4
Depreciation expense				108.4
Amortization expense				35.8
Business transformation and integration costs (c)				44.1
Equity-based compensation (d)				20.5
Gain on Divestiture (f)				(43.6)
Debt extinguishment (e)				0.6
Income (loss) before income taxes				$96.5

	Fiscal Year Ended September 30, 2023
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$2,066.5	$758.0	$(8.5)	$2,816.0
Less segment expenses
Direct costs(a)	1,154.7	586.7	(8.8)
Other segment items(b)	678.7	105.7	0.3
Segment Adjusted EBITDA	233.1	65.6	—	298.7
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				97.4
Depreciation expense				105.2
Amortization expense				44.5
Business transformation and integration costs (c)				23.7
Equity-based compensation (d)				22.3
COVID-19 related expenses (g)				0.4
Debt extinguishment (e)				8.3
Income (loss) before income taxes				$(3.1)

	Fiscal Year Ended
Capital Expenditures	September 30, 2025	September 30, 2024	September 30, 2023
Maintenance Services	$205.0	$64.4	$61.2
Development Services	49.2	14.0	10.1
Capital Expenditures	$254.2	$78.4	$71.3

(a)
The Company’s significant segment expense, direct costs, aligns with the segment level information that is regularly provided to our chief operating decision maker. Direct costs include direct labor, materials, and other costs that are directly incurred as a result of the delivery of services. Direct costs do not include costs of sales that are allocated to services including fuel and depreciation. Intersegment expenses are included within the amounts shown.

(b)
Other segment items for both segments primarily include indirect compensation costs, auto and equipment costs, selling, general, and administrative costs and allocation of corporate expenses.

(c)
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

(e)
Represents losses on the extinguishment of debt related to Amendments No. 9, No. 8, and No. 7 to the Credit Agreement, in the fiscal years ended September 30, 2025, 2024, and 2023, respectively, and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.

(f)
Represents the realized gain on sale and transaction related expenses from the divestiture of U.S. Lawns on January 12, 2024.

(g)
Represents expenses related to the Company’s response to the COVID-19 pandemic principally temporary and incremental salary and related expenses, personal protective equipment, cleaning and supply purchases, and other.

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

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our Consolidated Balance Sheets and statement of changes in stockholders’ equity and mezzanine equity, as of and for the year ended September 30, 2025.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The aggregate liquidation preference of the Series A Preferred Stock was $512.0 as of September 30, 2025 and September 30, 2024.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 7.0% per annum, compounding quarterly, paid in kind or paid in cash, at the Company’s election. Dividends paid in kind are measured at fair value. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the liquidation preference of each such share of Series A Preferred Stock as of the applicable dividend payment date. Shares of the Series A Preferred Stock also entitle the holder to participate in any dividends paid on the Common Stock on an as-converted basis. During the year ended September 30, 2025, the Company declared and paid cash dividends of $35.8. During the year ended September 30, 2024, the Company declared cash dividends of $26.8 and paid cash dividends of $17.8. In addition, the Company paid in-kind dividends of $8.9 during the year ended September 30, 2024. Accrued dividends of $9.0 are presented within Accrued expense and other current liabilities on the Consolidated Balance Sheets as of September 30, 2025 and September 30, 2024. There were no dividends issued to common stockholders during the years ended September 30, 2025 and 2024.

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

Change in Control Redemption

Upon certain change of control events involving the Company, the holders of Series A Preferred Stock may, at such holder’s election, convert all or a portion of its shares of Series A Preferred Stock, provided that if the holder does not make such an election with respect to all of its shares of Series A Preferred Stock, the Company shall redeem all of such holder’s shares of Series A Preferred Stock that have not been so converted at a purchase price per share of Series A Preferred Stock, payable in cash equal to the greater of (A) the sum of the liquidation preference thereof, plus any accrued dividends as of the applicable change of control purchase date and (B) the amount of cash and the fair market value of any other property that the holder would have received if such holder had converted their Series A Preferred Stock into Common Stock immediately prior to the change of control (without regard to any limitations on conversions set forth in the Certificate of Designations).

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

As of September 30, 2025, the Series A Preferred Stock is not probable of becoming redeemable as the most likely method of settlement is through conversion which is likely to occur before the holder right to request redemption becomes exercisable.

17. Earnings Per Share of Common Stock

The Company calculates basic and diluted earnings (loss) per common share using the two-class method. The two-class method is an allocation formula that determines net income per common share for each share of common stock and Series A Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series A Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series A Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock in an as-converted basis. Diluted net income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of unvested and unexercised stock compensation awards and the Series A Convertible Preferred Stock, using the more dilutive of either the two-class method or if-converted stock method.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculation for the periods indicated:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Basic Earnings (Loss) per common share
Numerator:
Net income	$56.0	$66.4	$(7.7)
Less: dividends on Series A convertible preferred shares	(35.8)	(35.7)	(3.2)
Less: Earnings allocated to Convertible Preferred Shares	(7.4)	(11.2)	—
Net income (loss) available to common shareholders	$12.8	$19.5	$(10.9)
Denominator:
Weighted average number of common shares outstanding – basic	95,170,000	94,673,000	93,412,000
Basic earnings per share	$0.13	$0.21	$(0.12)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders – diluted	$12.8	$19.5	$(10.9)
Denominator:
Weighted average number of common shares outstanding – basic	95,170,000	94,673,000	93,412,000
Dilutive effect of:
Stock compensation awards	1,333,000	1,403,000	—
Weighted average number of common shares outstanding – diluted	96,503,000	96,076,000	93,412,000
Diluted earnings per share	$0.13	$0.20	$(0.12)
Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	57,369,000	56,587,000	9,656,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.