Form 10-Q
period 2025-12-31
BrightView Holdings, Inc.
filed 2026-02-03
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2026 was 94,200,000.

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
•
corporate responsibility matters and/or our reporting of such matters;
•
significant changes in our stock price;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	December 31, 2025	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$37.0	$74.5
Accounts receivable, net	367.7	393.1
Unbilled revenue	98.6	113.1
Other current assets	95.5	85.6
Total current assets	598.8	666.3
Property and equipment, net	534.4	541.6
Intangible assets, net	60.3	66.5
Goodwill	2,015.7	2,015.7
Operating lease assets	74.8	72.1
Other assets	32.3	29.8
Total assets	$3,316.3	$3,392.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$114.0	$137.7
Deferred revenue	101.7	87.6
Current portion of self-insurance reserves	52.5	52.3
Accrued expenses and other current liabilities	182.1	212.2
Current portion of operating lease liabilities	25.2	24.7
Total current liabilities	475.5	514.5
Long-term debt, net	801.1	790.2
Deferred tax liabilities	58.3	63.8
Self-insurance reserves	118.8	122.8
Long-term operating lease liabilities	55.6	53.5
Other liabilities	45.6	47.1
Total liabilities	1,554.9	1,591.9
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of December 31, 2025 and September 30, 2025, aggregate liquidation preference of $512.0 as of December 31, 2025 and September 30, 2025	507.1	507.1
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2025 and September 30, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 111,200,000 and 110,000,000 shares issued and 94,500,000 and 94,800,000 shares outstanding as of December 31, 2025 and September 30, 2025, respectively	1.1	1.1
Treasury stock, at cost; 16,700,000 and 15,200,000 shares as of December 31, 2025 and September 30, 2025, respectively	(216.6)	(197.8)
Additional paid-in capital	1,499.4	1,503.5
Accumulated deficit	(28.1)	(12.9)
Accumulated other comprehensive (loss)	(1.5)	(0.9)
Total stockholders’ equity	1,254.3	1,293.0
Total liabilities, mezzanine equity and stockholders’ equity	$3,316.3	$3,392.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended December 31,
	2025	2024
Net service revenues	$614.7	$599.2
Cost of services provided	500.4	472.4
Gross profit	114.3	126.8
Selling, general and administrative expense	115.2	119.3
Amortization expense	6.2	8.1
(Loss) from operations	(7.1)	(0.6)
Other (income)	(0.2)	(0.2)
Interest expense, net	13.5	14.2
(Loss) before income taxes	(20.4)	(14.6)
Income tax (benefit)	(5.2)	(4.2)
Net (loss)	$(15.2)	$(10.4)
Less: Dividends on Series A convertible preferred shares	9.0	9.0
Net (loss) attributable to common stockholders	$(24.2)	$(19.4)
(Loss) per share:
Basic and diluted (loss) per share	$(0.26)	$(0.20)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2025	2024
Net (loss)	$(15.2)	$(10.4)
Net derivative (losses) gains and other costs arising during the period, net of tax (benefit) expense of $0.0 and $3.5, respectively (1)	(0.1)	9.4
Reclassification of (gains) into net income, net of tax (expense) of $(0.2) and $(0.4), respectively	(0.5)	(1.2)
Other comprehensive (loss) income	(0.6)	8.2
Comprehensive (loss)	$(15.8)	$(2.2)

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

Three Months ended December 31, 2025 and 2024

(Unaudited)

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2025	109.9	$1.1	$1,503.5	$(12.9)	$(0.9)	$(197.8)	$1,293.0	0.5	$507.1
Net (loss)	—	—	—	(15.2)	—	—	(15.2)	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(0.6)	—	(0.6)	—	—
Capital contributions and issuance of common stock	2.2	—	1.0	—	—	—	1.0	—	—
Equity-based compensation	—	—	3.9	—	—	—	3.9	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(18.8)	(18.8)	—	—
Series A Preferred Stock dividends	—	—	(9.0)	—	—	—	(9.0)	—	—
Balance, December 31, 2025	112.1	$1.1	$1,499.4	$(28.1)	$(1.5)	$(216.6)	$1,254.3	0.5	$507.1
	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income	Stock	Equity	Shares	Amount
Balance, September 30, 2024	108.2	$1.1	$1,518.1	$(68.9)	$(1.5)	$(173.5)	$1,275.3	0.5	$507.1
Net (loss)	—	—	—	(10.4)	—	—	(10.4)	—	—
Other comprehensive income, net of tax	—	—	—	—	8.2	—	8.2	—	—
Capital contributions and issuance of common stock	1.0	—	2.0	—	—	—	2.0	—	—
Equity-based compensation	—	—	4.5	—	—	—	4.5	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(5.1)	(5.1)	—	—
Series A Preferred Stock dividends	—	—	(9.0)	—	—	—	(9.0)	—	—
Balance, December 31, 2024	109.2	$1.1	$1,515.6	$(79.3)	$6.7	$(178.6)	$1,265.5	0.5	$507.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss)	$(15.2)	$(10.4)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	42.9	30.4
Amortization of intangible assets	6.2	8.1
Amortization of financing costs and original issue discount	0.8	0.5
Deferred taxes	(6.1)	(4.2)
Equity-based compensation	3.9	4.5
Realized gain on hedges	(0.7)	(1.6)
Gain on disposal of property and equipment	(2.1)	(2.9)
Other non-cash activities	1.2	4.3
Change in operating assets and liabilities:
Accounts receivable	24.2	20.7
Unbilled and deferred revenue	28.6	68.7
Other operating assets	(6.2)	(9.9)
Accounts payable and other operating liabilities	(41.4)	(47.7)
Net cash provided by operating activities	36.1	60.5
Cash flows from investing activities:
Purchase of property and equipment	(54.7)	(58.7)
Proceeds from sale of property and equipment	3.2	2.6
Other investing activities	(0.3)	0.8
Net cash (used) by investing activities	(51.8)	(55.3)
Cash flows from financing activities:
Repayments of finance lease obligations	(13.9)	(10.7)
Repayments of receivables financing agreement	—	(8.4)
Proceeds from receivables financing agreement, net of issuance costs	10.1	1.6
Series A preferred stock dividend	(9.0)	(9.0)
Proceeds from issuance of common stock, net of share issuance costs	0.3	1.5
Repurchase of common stock and distributions	(18.8)	(5.1)
Contingent business acquisition payments	—	(0.2)
Increase (decrease) in book overdrafts	9.5	(17.0)
Net cash (used) by financing activities	(21.8)	(47.3)
Net change in cash and cash equivalents	(37.5)	(42.1)
Cash and cash equivalents, beginning of period	74.5	140.4
Cash and cash equivalents, end of period	$37.0	$98.3
Supplemental Cash Flow Information:
Cash (received) paid for income taxes, net	$(0.1)	$0.1
Cash paid for interest	$15.4	$15.3
Accrual for property and equipment	$7.9	$26.3

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

The Consolidated Balance Sheet as of September 30, 2025, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2025, but does not include all disclosures required by GAAP, for annual financial statements. For a more complete discussion of the Company’s accounting policies and certain other information, refer to the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”).

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

2. Recent Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of reportable segment's profit or loss and assets. The purpose of the guidance is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The Company adopted the updated accounting guidance on a retrospective basis for the year ended September 30, 2025. The adoption of ASU No. 2023-07 did not have a material impact on the Company's consolidated financial statements. Refer to Note 12 "Segments" to our consolidated financial statements for related disclosures.

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

	Three Months Ended December 31,
	2025	2024
Landscape Maintenance	$368.0	$376.9
Snow Removal	68.4	32.4
Maintenance Services	436.4	409.3
Development Services	179.2	191.8
Eliminations	(0.9)	(1.9)
Net service revenues	$614.7	$599.2

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of December 31, 2025, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $452.0. The Company expects to recognize revenue on 55% of the remaining performance obligations over the next 12 months and an additional 45% thereafter.

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

There were $32.9 of amounts billed and $18.4 of additions to our unbilled revenue balance during the three month period ended December 31, 2025.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the three month period ended December 31, 2025 were as follows:

Deferred Revenue
Balance, September 30, 2025	$87.6
Recognition of revenue	(256.7)
Deferral of revenue	270.8
Balance, December 31, 2025	$101.7

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

4. Accounts Receivable, net

Accounts receivable of $367.7 and $393.1, is net of an allowance for doubtful accounts of $10.9 and $9.8 and includes amounts of retention on incomplete projects to be completed within one year of $58.5 and $58.3 as of December 31, 2025 and September 30, 2025, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	December 31, 2025	September 30, 2025
Land	—	$42.9	$42.9
Buildings and leasehold improvements	2-40 yrs.	48.6	48.5
Operating equipment	2-7 yrs.	445.3	443.3
Transportation vehicles	3-7 yrs.	507.8	491.9
Office equipment and software	3-10 yrs.	57.4	56.3
Construction in progress	—	4.1	9.6
Property and equipment		1,106.1	1,092.5
Less: Accumulated depreciation		571.7	550.9
Property and equipment, net		$534.4	$541.6

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $42.9 and $30.4 for the three months ended December 31, 2025 and 2024, respectively.

6. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets, net

Identifiable intangible assets consist of acquired customer contracts and relationships. Amortization expense related to intangible assets was $6.2 and $8.1 for the three months ended December 31, 2025 and 2024, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. There were no intangible assets acquired during the three months ended December 31, 2025 and 2024, respectively.

Intangible assets, net, as of December 31, 2025 and September 30, 2025 consisted of the following:

		December 31, 2025		September 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$689.3	$(629.0)	$715.9	$(649.4)
Total intangible assets		$689.3	$(629.0)	$715.9	$(649.4)

Goodwill

As of September 30, 2024, September 30, 2025, and December 31, 2025, the Company had goodwill of $2,015.7. As of each of these dates, $1,797.7 of the Company's goodwill was attributable to the Maintenance Services segment, and $218.0 million of the Company's goodwill was attributable to the Development Services segment.

7. Long-term Debt

Long-term debt consists of the following:

	December 31, 2025	September 30, 2025
Series B term loan	$734.2	$733.9
Receivables financing agreement	71.7	61.6
Financing costs, net	(4.8)	(5.3)
Total debt, net	$801.1	$790.2
Less: Current portion of long-term debt	—	—
Long-term debt, net	$801.1	$790.2

First Lien credit facility term loans and Series B Term Loan due 2029

On December 18, 2013, the Company and a group of financial institutions entered into a credit agreement (the “Credit Agreement”). The Credit Agreement consisted of seven-year $1,460.0 term loans and a five-year $210.0 revolving credit facility. All amounts outstanding under the Credit Agreement were collateralized by substantially all of the assets of the Company. The Credit Agreement, as amended, provides for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. There were no debt repayments for the Series B Term Loan for the three months ended December 31, 2025 and 2024, respectively.

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

Revolving credit facility

The Revolving Credit Facility matures on April 22, 2027. The Revolving Credit Facility currently bears interest at a rate per annum equal to Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.00% to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio. There were no borrowings or repayments under the facility during the three months ended December 31, 2025 and 2024. The Company had no letters of credit issued and outstanding as of December 31, 2025 and September 30, 2025.

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

All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the three months ended December 31, 2025 the Company borrowed $10.1 against the capacity and had no voluntarily repayments. During the three months ended December 31, 2024 the Company borrowed $1.6 against the capacity and voluntarily repaid $8.4. The Company had $90.2 of letters of credit issued and outstanding as of December 31, 2025 and $82.3 of letters of credit issued and outstanding as of September 30, 2025.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2026 and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2026	$—
2027	71.7
2028	—
2029	738.0
2030	—
2031 and thereafter	—
Total long-term debt	809.7
Less: Current maturities	—
Less: Original issue discount	3.8
Less: Financing costs	4.8
Total long-term debt, net	$801.1

The Company has estimated the fair value of its long-term debt to be approximately $809.7 and $796.8 as of December 31, 2025 and September 30, 2025, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2025 and September 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and September 30, 2025:

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$8.4	$8.4	$—	$—
Total assets	$8.4	$8.4	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$0.5	$—	$0.5	$—
Other liabilities:
Interest rate derivative contracts	1.9	—	1.9	—
Obligation to Rabbi Trust	8.4	8.4	—	—
Total liabilities	$10.8	$8.4	$2.4	$—

	September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$0.1	$—	$0.1	$—
Other liabilities:
Interest rate derivative contracts	1.5	—	1.5	—
Obligation to Rabbi Trust	7.9	7.9	—	—
Total liabilities	$9.5	$7.9	$1.6	$—

Hedging Activities

As of December 31, 2025 and September 30, 2025, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive (loss) income and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive (loss) is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

The notional amount of interest rate contracts was $600.0 at December 31, 2025 and September 30, 2025. As of December 31, 2025, net deferred gain on the interest rate contracts of $0.2, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2025	2024
Income recognized in Other comprehensive (loss) income	$0.3	$13.1
Net income reclassified from Accumulated other comprehensive (loss) into Interest expense	0.8	2.0

Fuel Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In March 2025, the Company entered into a fuel swap agreement with a notional volume of 2.5 million gallons covering the period March 3, 2025 through February 23, 2026. In April 2025, the Company entered into three fuel swap agreements with a combined notional volume of 5.5 million gallons covering the period April 2025 through April 2026. In October 2025, the Company entered into a fuel swap agreement with a notional volume of 3.0 million gallons covering the period April 6, 2026 through March 29, 2027. The net deferred loss on the fuel swaps as of December 31, 2025 was immaterial and is expected to be recognized in Cost of services provided over the next 15 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Three Months Ended December 31,
	2025	2024
(Loss) recognized in Other comprehensive (loss) income	$(0.5)	$—
Net (loss) reclassified from Accumulated other comprehensive (loss) into Cost of services provided	(0.1)	(0.4)

9. Income Taxes

The following table summarizes the Company’s income tax (benefit) and effective income tax rate for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,
	2025	2024
(Loss) before income taxes	$(20.4)	$(14.6)
Income tax (benefit)	(5.2)	(4.2)
Effective income tax rate	25.5%	28.8%

The decrease in the effective tax rate for the three months ended December 31, 2025, when compared to the three months ended December 31, 2024, is primarily attributable to equity-based compensation shifting from a windfall position to a shortfall position, as a result of recent decreases in the share price of the Company's common stock.

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

2023 Employment Inducement Incentive Award Plan

On September 11, 2023, the Company adopted the BrightView Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the “Inducement Plan”). Pursuant to the Inducement Plan, the Company may grant equity incentive compensation as a material inducement for certain individuals to commence employment with the Company. A total of 1,750,000 shares of common stock were reserved for grant under the Inducement Plan. Awards granted under the Inducement Plan may be in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, dividend equivalent rights and other equity-based awards, or any combination of those awards.

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the three month period ended December 31, 2025 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	86,000	$14.66
Less: Forfeited	1,000	$14.66
Outstanding at December 31, 2025	85,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the three month period ended December 31, 2025 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	2,779,000	$10.51
Granted	773,000	$12.72
Less: Vested	815,000	$9.65
Less: Forfeited	37,000	$12.79
Outstanding at December 31, 2025	2,700,000	$11.36

During the three month period ended December 31, 2025, the Company issued 773,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $12.72 per share, all of which are subject to vesting. The majority of these RSUs vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $8.0 over the requisite service period.

Stock Option Awards

A summary of the Company’s stock option activity for the three month period ended December 31, 2025 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2025	2,338,000	$19.11
Less: Exercised	9,000	$13.49
Less: Forfeited	21,000	$17.07
Outstanding at December 31, 2025	2,308,000	$19.16
Vested and exercisable at December 31, 2025	2,064,000	$18.82
Expected to vest after December 31, 2025	244,000	$22.00

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the three month period ended December 31, 2025 is presented in the following table:

	Shares*	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	1,328,000	$9.40
Granted	499,000	$12.76
Less: Vested	262,000	$7.48
Outstanding at December 31, 2025	1,565,000	$10.80

* Awards above presented assuming 100% attainment

During the three month period ended December 31, 2025, the Company issued 499,000 performance stock units (“PSUs”) at a weighted average distribution price of $12.76 per share and a weighted average grant date fair value of $12.76 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin, return on invested capital, and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Expected non-cash equity-based compensation expense associated with the grant will be approximately $5.4 over the requisite service period. During the three month period ended December 31, 2025, no PSUs were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $3.9 and $4.5 in equity-based compensation expense for the three months ended December 31, 2025 and 2024, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $34.0 and $24.3 as of December 31, 2025 and September 30, 2025, respectively, which is expected to be recognized over a weighted average period of 1.3 and 1.2 years as of December 31, 2025 and September 30, 2025, respectively.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 2,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan, of which 103,000 were issued on November 17, 2025, and 73,000 were issued on November 18, 2024. An additional portion thereof is expected to be issued in November 2026.

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at December 31, 2025 was $171.3, of which $52.5 was classified in current liabilities and $118.8 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2025 was $175.1, of which $52.3 was classified in current liabilities and $122.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at December 31, 2025 includes $21.5 related to claims recoverable from third-party insurance carriers. Corresponding assets of $6.4 and $15.1 are recorded at December 31, 2025, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2025 includes $24.2 related to claims recoverable from third-party insurance carriers. Corresponding assets of $7.0 and $17.2 were recorded at September 30, 2025, as Other current assets and Other assets, respectively.

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

As part of the CODM's review of operating results, the CODM considers direct costs, which include direct labor and materials, as a significant segment expense. The CODM evaluates segment performance each period against historical results factoring in macroeconomic factors such as direct labor and materials to assess segment performance.

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

The following is a summary of certain financial data for each of the segments and reconciliation of Segment Adjusted EBITDA to (Loss) before income taxes:

	Three Months Ended December 31, 2025
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$436.4	$179.2	$(0.9)	$614.7
Less segment expenses
Direct costs(a)	252.9	132.9	(0.9)
Other segment items(b)	148.1	28.2	—
Segment Adjusted EBITDA	35.4	18.1	—	53.5
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				13.5
Depreciation expense				42.9
Amortization expense				6.2
Business transformation and integration costs (c)				7.0
Equity-based compensation (d)				4.3
(Loss) before income taxes				$(20.4)

	Three Months Ended December 31, 2024
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$409.3	$191.8	$(1.9)	$599.2
Less segment expenses
Direct costs(a)	230.1	146.0	(1.8)
Other segment items(b)	144.6	28.3	(0.1)
Segment Adjusted EBITDA	34.6	17.5	—	52.1
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				14.2
Depreciation expense				30.4
Amortization expense				8.1
Business transformation and integration costs (c)				9.2
Equity-based compensation (d)				4.8
(Loss) before income taxes				$(14.6)

	Three Months Ended December 31,
Capital Expenditures	2025	2024
Maintenance Services	$48.7	$41.7
Development Services	6.0	17.0
Capital Expenditures	$54.7	$58.7

(a)
The Company's significant segment expense, direct costs, aligns with the segment level information that is regularly provided to our CODM. Direct costs include direct labor, materials, and other costs that are directly incurred as a result of the delivery of services. Direct costs do not include costs of sales that are allocated to services including fuel and depreciation. Intersegment expenses are included within the amounts shown.
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

On December 11, 2025 the Company declared a cash dividend of $9.0 in aggregate on the Series A Preferred Stock, which was paid to the Investors on January 2, 2026. The accrued dividend is presented within Accrued expense and other current liabilities on the Consolidated Balance Sheet as of December 31, 2025.

14. (Loss) Per Share of Common Stock

The Company calculates basic and diluted (loss) earnings per common share using the two-class method. The two-class method is an allocation formula that determines net (loss) income per common share for each share of common stock and Series A Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series A Convertible Preferred Stock based on their respective rights to receive dividends. The holders of the Series A Convertible Preferred Stock do not participate in losses. The holders of Series A Convertible Preferred Stock participate in cash dividends that the Company pays on its common stock on an as-converted basis. Diluted net (loss) income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of unvested and unexercised stock compensation awards and the Series A Convertible Preferred Stock, using the more dilutive of either the two-class method or if-converted stock method.

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Three Months Ended December 31,
	2025	2024
Basic earnings per common share
Numerator:
Net (loss)	$(15.2)	$(10.4)
Less: Dividends on Series A convertible preferred shares	(9.0)	(9.0)
Less: Earnings allocated to Convertible Preferred Shares	—	—
Net loss available to common shareholders	$(24.2)	$(19.4)

Denominator:
Weighted average number of common shares outstanding – basic	94,672,000	95,166,000

Basic loss per share	$(0.26)	$(0.20)

Diluted earnings per common share
Numerator:
Net loss available to common shareholders – diluted	$(24.2)	$(19.4)

Denominator:
Weighted average number of common shares outstanding – basic	94,672,000	95,166,000
Dilutive effect of:
Stock compensation awards	—	—
Series A convertible preferred stock	—	—
Weighted average number of common shares outstanding – diluted	94,672,000	95,166,000

Diluted loss per share	$(0.26)	$(0.20)

Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	58,834,000	58,942,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis supplements our management’s discussion and analysis for the year ended September 30, 2025 as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 19, 2025, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as updated by subsequent filings with the Securities and Exchange Commission, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Maintenance Services

Our Maintenance Services segment delivers a full suite of recurring commercial landscaping services in both evergreen and seasonal markets, ranging from mowing, gardening, mulching and snow removal, to more horticulturally advanced services, such as water management, irrigation maintenance, tree care, and golf course maintenance. In addition to contracted maintenance services, we also have a strong track record of providing value-added landscape enhancements. We primarily self-perform our maintenance services through our national branch network, which are route-based in nature. Our maintenance services customers include Fortune 500 corporate campuses and commercial properties, HOAs, public parks, leading international hotels and resorts, airport authorities, municipalities, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others.

Development Services

Through our Development Services segment, we provide landscape architecture and development services for new facilities and significant redesign projects. Specific services include project design and management services, landscape architecture, landscape installation, irrigation installation, tree moving and installation, pool and water features, sports field services, and specialty turf maintenance, among others. Our development services are comprised of sophisticated design, coordination and installation of landscapes at some of the most recognizable corporate, athletic and university complexes and showcase highly visible work that is paramount to our customers’ perception of our brand as a market leader.

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

One BrightView Initiative

In fiscal year 2024, the Company launched its One BrightView initiative. The One BrightView initiative represents a cultural change and encapsulates the Company’s effort to refocus our core service lines and position ourselves for long-term profitable growth by streamlining our operating structure, leveraging our size and scale, and becoming the employer of choice. As part of the initiative, the Company introduced transformational changes designed to unite the organization as one comprehensive team, and drive a renewed focus on the Company's profitable core businesses. The actions taken under the One BrightView initiative have resulted in improved customer and employee retention and contributed to sustainable improved profitability.

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

Based on our most recent annual analysis as of July 1, 2025, the fair values for all identified reporting units exceeded the carrying values, and therefore no indicators of impairment existed for the reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 15.4%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if interest rates and market conditions continue to trend unfavorably or if our forecasts assumed in the fair value calculation are not realized. As of December 31, 2025, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit.

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

Regulatory Impacts

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”) that includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. The most significant impact to the Company of the OBBBA at this time is the permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under 163(j). The impact defers the payment of a significant portion of our current federal tax liability for several years. However, because our tax provision is based on both the current and deferred tax, the overall impact to our income statement is immaterial.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended December 31,
(in millions)	2025	2024
Net service revenues	$614.7	$599.2
Cost of services provided	500.4	472.4
Gross profit	114.3	126.8
Selling, general and administrative expense	115.2	119.3
Amortization expense	6.2	8.1
(Loss) from operations	(7.1)	(0.6)
Other (income)	(0.2)	(0.2)
Interest expense, net	13.5	14.2
(Loss) before income taxes	(20.4)	(14.6)
Income tax (benefit)	(5.2)	(4.2)
Net (loss)	$(15.2)	$(10.4)
Earnings per Share	$(0.26)	$(0.20)
Adjusted EBITDA(1)	$53.5	$52.1
Adjusted Net (Loss) Income(1)	$(2.2)	$5.6
Cash flows from operating activities	$36.1	$60.5
Adjusted Free Cash Flow(1)	$(15.4)	$4.4

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended December 31, 2025 compared to Three Months Ended December 31, 2024

Net Service Revenues

Net service revenues for the three months ended December 31, 2025 increased $15.5 million, or 2.6%, to $614.7 million, from $599.2 million in the 2024 period. The increase was driven by an increase in Maintenance Services revenues of $27.1 million, partially offset by a decrease in Development Services revenues of $12.6 million.

Gross Profit

Gross profit for the three months ended December 31, 2025 decreased $12.5 million, or 9.9%, to $114.3 million, from $126.8 million in the 2024 period. Gross margin decreased 260 basis points, to 18.6%, in the three months ended December 31, 2025, from 21.2% in the comparable 2024 period. The decreases in gross profit was primarily driven by increased depreciation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2025 decreased $4.1 million, or 3.4%, to $115.2 million, from $119.3 million in the 2024 period. As a percentage of revenue, Selling, general and administrative expense decreased 120 basis points for the three months ended December 31, 2025 to 18.7% from 19.9% in the 2024 period. The decrease was primarily driven by a decrease in business transformation and integration costs combined with increased efficiencies as a result of the Company's cost management initiatives, partially offset by increased selling costs driven by the company’s investment in new sellers.

Amortization Expense

Amortization expense for the three months ended December 31, 2025 decreased $1.9 million, or 23.5%, to $6.2 million from $8.1 million in the 2024 period. The decrease was principally due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other Expense (Income)

Other income was $0.2 million for the three months ended December 31, 2025 compared to income of $0.2 million in the 2024 period. Other income consists primarily of investment gains related to investments held in Rabbi Trust.

Interest Expense, Net

Interest expense, net for the three months ended December 31, 2025 decreased $0.7 million, or 4.9%, to $13.5 million from $14.2 million in the 2024 period. The decrease was driven by lower interest expense caused by the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2025 partially offset by a decrease in interest income.

Income Tax (Benefit)

For the three months ended December 31, 2025, Income tax benefit was $5.2 million compared to $4.2 million in the 2024 period. The increase was primarily attributable to the increase in net loss relative to the prior year.

Net loss

For the three months ended December 31, 2025, Net loss was $15.2 million compared to a Net loss of $10.4 million in the 2024 period due to the changes noted above. Net loss as a percentage of revenue was 2.5% for the three months ended December 31, 2025 compared to 1.7% for the three months ended December 31, 2024.

Adjusted EBITDA

Adjusted EBITDA increased $1.4 million for the three months ended December 31, 2025, to $53.5 million, from $52.1 million in the 2024 period. Adjusted EBITDA as a percentage of revenue was 8.7% for the three months ended December 31, 2025 and 2024, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $0.8 million, or 2.3%, in Maintenance Services Segment Adjusted EBITDA, combined with an increase of $0.6 million, or 3.4%, in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net (Loss) Income

Adjusted Net (Loss) Income for the three months ended December 31, 2025 decreased $7.8 million to $(2.2) million, from $5.6 million in the 2024 period due to the changes noted above.

Non-GAAP Financial Measures

In addition to our GAAP financial measures, we review various non-GAAP financial measures including Adjusted EBITDA, Adjusted Net (Loss) Income, Adjusted (Loss) Earnings per Share (“Adjusted EPS”) and Adjusted Free Cash Flow.

We believe that Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted EPS are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net (loss) before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. Adjusted Net (Loss) Income is defined as net (loss) including interest and depreciation and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions and the removal of the discrete tax items. Adjusted EPS is defined as Adjusted Net (Loss) Income divided by the (i) weighted average number of common shares outstanding used in the calculation of basic earnings per share plus (ii) shares of common stock related to the Series A Preferred Stock on an as-converted basis, assumed to be converted for the entire period. We believe that the adjustments applied in presenting Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

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

Adjusted EBITDA, Adjusted Net (Loss) Income, Adjusted EPS and Adjusted Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net (loss) as a measure of financial performance or cash flows provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to the same or other similarly titled measures of other companies and can differ significantly from company to company.

Set forth below are the reconciliations of net (loss) to Adjusted EBITDA and Adjusted Net (Loss) Income, and cash flows from operating activities to Adjusted Free Cash Flow. Adjusted EPS is defined as Adjusted Net (Loss) Income (shown below) divided by the Adjusted Weighted Average Number of Common Shares Outstanding for the period used in the calculation of basic EPS which is presented in Note 14 “(Loss) Per Share of Common Stock” in the Notes to our unaudited consolidated financial statements.

	Three Months Ended December 31,
(in millions)	2025	2024
Adjusted EBITDA
Net (loss)	$(15.2)	$(10.4)
Income tax (benefit)	(5.2)	(4.2)
Interest expense, net	13.5	14.2
Depreciation expense	42.9	30.4
Amortization expense	6.2	8.1
Business transformation and integration costs (a)	7.0	9.2
Equity-based compensation (b)	4.3	4.8
Adjusted EBITDA	$53.5	$52.1
Adjusted Net (Loss) Income
Net (loss)	$(15.2)	$(10.4)
Amortization expense	6.2	8.1
Business transformation and integration costs (a)	7.0	9.2
Equity-based compensation (b)	4.3	4.8
Income tax adjustment (c)	(4.5)	(6.1)
Adjusted Net (Loss) Income	$(2.2)	$5.6
Adjusted Free Cash Flow
Cash flows provided by operating activities	$36.1	$60.5
Minus:
Capital expenditures	54.7	58.7
Plus:
Proceeds from sale of property and equipment	3.2	2.6
Adjusted Free Cash Flow	$(15.4)	$4.4

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended December 31,
(in millions)	2025	2024
Severance and related costs	$—	$(0.8)
Business integration (d)	0.2	(0.3)
IT, infrastructure, transformation, and other (e)	6.8	10.3
Business transformation and integration costs	$7.0	$9.2

(b)
Represents equity-based compensation expense and related taxes recognized for outstanding equity incentive plans.
(c)
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

	Three Months Ended December 31,
(in millions)	2025	2024
Tax impact of pre-tax income adjustments	5.1	5.9
Discrete tax items	(0.6)	0.2
Income tax adjustment	$4.5	$6.1

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

Segment Results for the Three Months Ended December 31, 2025 and 2024

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the three months ended December 31, 2025 and 2024. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2025	2024	2025 vs. 2024
Net Service Revenues	$436.4	$409.3	6.6%
Segment Adjusted EBITDA	$35.4	$34.6	2.3%
Segment Adjusted EBITDA Margin	8.1%	8.5%	(40) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended December 31, 2025 increased by $27.1 million, or 6.6%, from the 2024 period. The increase was driven by a $36 million increase in snow removal services revenue partially offset by an $8.9 million decrease in commercial landscaping, which was driven by a decline in ancillary services as a result of weather related impacts.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2025 increased by $0.8 million to $35.4 million from $34.6 million in the 2024 period. Segment Adjusted EBITDA Margin decreased 40 basis points, to 8.1%, in the three months ended December 31, 2025, from 8.5% in the 2024 period. The increase in Segment Adjusted EBITDA was primarily driven by increased snow removal services revenue described above, partially offset by increased investments in our sales force, which contributed to the decrease in Adjusted EBITDA Margin.

Development Services Segment Results

	Three Months Ended December 31,		Percent Change
(in millions)	2025	2024	2025 vs. 2024
Net Service Revenues	$179.2	$191.8	(6.6)%
Segment Adjusted EBITDA	$18.1	$17.5	3.4%
Segment Adjusted EBITDA Margin	10.1%	9.1%	100 bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended December 31, 2025 decreased $12.6 million, or 6.6%, compared to the 2024 period. The decrease was driven by the timing and mix of Development Services projects.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2025 increased $0.6 million, to $18.1 million, compared to the 2024 period. Segment Adjusted EBITDA Margin increased 100 basis points to 10.1% for the three months ended December 31, 2025, from 9.1% in the 2024 period. The increases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the timing and mix of projects in the period.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement and the Receivables Financing Agreement. Our principal uses of cash are to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions and share repurchases under the share repurchase program announced in March 2025, and updated in November 2025 to increase the authorized amount of repurchases to a total of $150 million. We may also seek to finance capital expenditures under finance leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

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

(in millions)	December 31, 2025	September 30, 2025
Cash and cash equivalents	$37.0	$74.5

Long-term debt	$801.1	$790.2
Total debt	$801.1	$790.2

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended December 31,
(in millions)	2025	2024
Operating activities	$36.1	$60.5
Investing activities	$(51.8)	$(55.3)
Financing activities	$(21.8)	$(47.3)
Adjusted Free Cash Flow (1)	$(15.4)	$4.4

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2025 decreased $24.4 million to $36.1 million, from $60.5 million in the 2024 period. This decrease was due to a decrease in cash provided by unbilled and deferred revenue and an increase in net loss. The decrease was partially offset by increases in non-cash adjustments to reconcile net loss to net cash provided by operating activities, combined with a decrease in cash used by other operating liabilities.

Cash Flows (used) by Investing Activities

Net cash used by investing activities decreased $3.5 million to $51.8 million for the three months ended December 31, 2025 from $55.3 million in the 2024 period. The decrease was primarily driven by a $4.0 million decrease in capital expenditures in comparison to the prior period.

Cash Flows (used) by Financing Activities

Net cash flows used by financing activities of $21.8 million for the three months ended December 31, 2025 included repurchase of common stock and distributions of $18.8 million, repayments of finance lease obligations of $13.9 million, and Series A preferred stock dividends of $9.0 million. These uses of cash were partially offset by proceeds from our receivables financing agreement of $10.1 million and increase in book overdrafts of $9.5 million.

Adjusted Free Cash Flow

Adjusted Free Cash Flow decreased $19.8 million to an outflow of $15.4 million for the three months ended December 31, 2025 from an inflow of $4.4 million in the 2024 period. The decrease in Adjusted Free Cash Flow was due to a decrease in net cash provided by operating activities, partially offset by a decrease in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	December 31, 2025	September 30, 2025
Net Working Capital:
Current assets	$598.8	$666.3
Less: Current liabilities	475.5	514.5
Net working capital	$123.3	$151.8

Net working capital is defined as current assets less current liabilities. Net working capital decreased $28.5 million to $123.3 million as of December 31, 2025, from $151.8 million as of September 30, 2025, primarily driven by a decrease in cash and cash equivalents of $37.5 million, decrease in accounts receivable of $25.4 million, decrease in unbilled revenue of $14.5 million, and an increase in deferred revenue of $14.1 million. This was partially offset by a decrease in accrued expenses and other current liabilities of $30.1 million, a decrease in accounts payable of $23.7 million, and an increase in other current assets of $9.9 million.

Description of Indebtedness

As of December 31, 2025, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of December 31, 2025, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2025 in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Annual Report on Form 10-K, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K for the year ended September 30, 2025.

Recently Issued Accounting Policies

The information set forth in Note 2 “Recent Accounting Pronouncements” to our unaudited consolidated financial statements under Part I, Item 1, “Financial Statements” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company's market risk during the three months ended December 31, 2025. For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025 at a reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the SEC on November 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the third fiscal quarter of 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1, 2025 - October 31, 2025	262,544	$13.33	262,544	$130,327,941.66
November 1, 2025 - November 30, 2025	412,133	12.13	412,133	125,327,944.14
December 1, 2025 - December 31, 2025	393,028	12.72	393,028	120,327,949.45
Total	1,067,705	$12.64	1,067,705	$120,327,949.45

(1) On November 19, 2025 the Company announced an increase in its share repurchase program increasing the authorized amount of repurchases to $150 million of common stock. Under the share repurchase program, any repurchases will be made at management’s discretion and may be through a variety of methods, such as open-market transactions (including pre-set trading plans), accelerated share repurchases, and other transactions in accordance with applicable securities laws. The Company anticipates repurchase activities to occur over an extended period of time. The program has no time limit. The share repurchase authorization does not obligate the Company to acquire any particular amount of common stock and can be discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1

Composite Third Amended and Restated Certificate of Incorporation of the Company (as amended through March 7, 2023) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on November 19, 2025)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: February 3, 2026	By:	/s/ Brian Jackson

Brian Jackson
Chief Accounting Officer
(Principal Accounting Officer)