Form 10-Q
period 2026-03-31
BrightView Holdings, Inc.
filed 2026-05-05
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38579

BrightView Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4190788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
980 Jolly Road Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 567-7204

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, Par Value $0.01 Per Share	BV	New York Stock Exchange

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2026 was 93,200,000.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	March 31, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$10.1	$74.5
Accounts receivable, net	432.0	393.1
Unbilled revenue	93.2	113.1
Other current assets	94.3	85.6
Total current assets	629.6	666.3
Property and equipment, net	561.6	541.6
Intangible assets, net	55.0	66.5
Goodwill	2,015.7	2,015.7
Operating lease assets	72.7	72.1
Other assets	38.8	29.8
Total assets	$3,373.4	$3,392.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$124.3	$137.7
Deferred revenue	114.0	87.6
Current portion of self-insurance reserves	54.0	52.3
Accrued expenses and other current liabilities	195.1	212.2
Current portion of operating lease liabilities	25.0	24.7
Total current liabilities	512.4	514.5
Long-term debt, net	823.9	790.2
Deferred tax liabilities	60.4	63.8
Self-insurance reserves	123.9	122.8
Long-term operating lease liabilities	53.7	53.5
Other liabilities	51.0	47.1
Total liabilities	1,625.3	1,591.9
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of March 31, 2026 and September 30, 2025, aggregate liquidation preference of $512.0 as of March 31, 2026 and September 30, 2025	507.1	507.1
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and September 30, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 111,300,000 and 110,000,000 shares issued and 93,500,000 and 94,800,000 shares outstanding as of March 31, 2026 and September 30, 2025, respectively	1.1	1.1
Treasury stock, at cost; 17,800,000 and 15,200,000 shares as of March 31, 2026 and September 30, 2025, respectively	(231.1)	(197.8)
Additional paid-in capital	1,495.2	1,503.5
Accumulated deficit	(26.4)	(12.9)
Accumulated other comprehensive income (loss)	2.2	(0.9)
Total stockholders’ equity	1,241.0	1,293.0
Total liabilities, mezzanine equity and stockholders’ equity	$3,373.4	$3,392.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net service revenues	$702.9	$662.6	$1,317.7	$1,261.8
Cost of services provided	565.2	515.1	1,065.7	987.5
Gross profit	137.7	147.5	252.0	274.3
Selling, general and administrative expense	116.3	118.1	231.4	237.4
Amortization expense	5.3	7.1	11.5	15.2
Income from operations	16.1	22.3	9.1	21.7
Other expense	0.1	0.8	-	0.7
Interest expense, net	13.7	12.8	27.2	26.9
Income (loss) before income taxes	2.3	8.7	(18.1)	(5.9)
Income tax expense (benefit)	0.6	2.3	(4.6)	(1.9)
Net income (loss)	$1.7	$6.4	$(13.5)	$(4.0)
Less: Dividends on Series A convertible preferred shares	8.8	8.8	17.9	17.8
Net (loss) attributable to common stockholders	$(7.1)	$(2.4)	$(31.4)	$(21.8)
Earnings (loss) per share:
Basic and diluted (loss) per share	$(0.08)	$(0.03)	$(0.33)	$(0.23)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$1.7	$6.4	$(13.5)	$(4.0)
Net derivative gains (losses) and other costs arising during the period, net of tax expense (benefit) of $1.5; $(1.4); $1.5 and $1.9, respectively (1)	4.1	(3.6)	3.9	5.8
Reclassification of (gains) into net income, net of tax (expense) of $(0.1); $(0.3); $(0.3) and $(0.8), respectively	(0.4)	(0.8)	(0.8)	(2.0)
Other comprehensive income (loss)	3.7	(4.4)	3.1	3.8
Comprehensive income (loss)	$5.4	$2.0	$(10.4)	$(0.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

Three and Six Months Ended March 31, 2026 and 2025

(Unaudited)

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity	Shares	Amount
Balance, December 31, 2025	111.2	$1.1	$1,499.4	$(28.1)	$(1.5)	$(216.6)	$1,254.3	0.5	$507.1
Net income	—	—	—	1.7	—	—	1.7	—	—
Other comprehensive income, net of tax	—	—	—	—	3.7	—	3.7	—	—
Capital contributions and issuance of common stock	0.1	—	0.1	—	—	—	0.1	—	—
Equity-based compensation	—	—	4.6	—	—	—	4.6	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(14.5)	(14.5)	—	—
Series A Preferred Stock dividends	—	—	(8.9)	—	—	—	(8.9)	—	—
Balance, March 31, 2026	111.3	$1.1	$1,495.2	$(26.4)	$2.2	$(231.1)	$1,241.0	0.5	$507.1

Balance, September 30, 2025	109.9	$1.1	$1,503.5	$(12.9)	$(0.9)	$(197.8)	$1,293.0	0.5	$507.1
Net (loss)	—	—	—	(13.5)	—	—	(13.5)	—	—
Other comprehensive income, net of tax	—	—	—	—	3.1	—	3.1	—	—
Capital contributions and issuance of common stock	1.4	—	1.1	—	—	—	1.1	—	—
Equity-based compensation	—	—	8.5	—	—	—	8.5	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(33.3)	(33.3)	—	—
Series A Preferred Stock dividends	—	—	(17.9)	—	—	—	(17.9)	—	—
Balance, March 31, 2026	111.3	$1.1	$1,495.2	$(26.4)	$2.2	$(231.1)	$1,241.0	0.5	$507.1
	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income	Stock	Equity	Shares	Amount
Balance, December 31, 2024	109.2	$1.1	$1,515.6	$(79.3)	$6.7	$(178.6)	$1,265.5	0.5	$507.1
Net income	—	—	—	6.4	—	—	6.4	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(4.4)	—	(4.4)	—	—
Capital contributions and issuance of common stock	0.2	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	4.6	—	—	—	4.6	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(2.0)	(2.0)	—	—
Series A Preferred Stock dividends	—	—	(8.8)	—	—	—	(8.8)	—	—
Balance, March 31, 2025	109.4	$1.1	$1,511.4	$(72.9)	$2.3	$(180.6)	$1,261.3	0.5	$507.1

Balance, September 30, 2024	108.2	$1.1	$1,518.1	$(68.9)	$(1.5)	$(173.5)	$1,275.3	0.5	$507.1
Net (loss)	—	—	—	(4.0)	—	—	(4.0)	—	—
Other comprehensive income, net of tax	—	—	—	—	3.8	—	3.8	—	—
Capital contributions and issuance of common stock	1.2	—	2.0	—	—	—	2.0	—	—
Equity-based compensation	—	—	9.1	—	—	—	9.1	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(7.1)	(7.1)	—	—
Series A Preferred Stock dividends	—	—	(17.8)	—	—	—	(17.8)	—	—
Balance, March 31, 2025	109.4	$1.1	$1,511.4	$(72.9)	$2.3	$(180.6)	$1,261.3	0.5	$507.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(13.5)	$(4.0)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	90.3	62.3
Amortization of intangible assets	11.5	15.2
Amortization of financing costs and original issue discount	1.5	1.3
Loss on debt extinguishment	—	0.7
Deferred taxes	(6.0)	(3.8)
Equity-based compensation	8.5	9.1
Realized gain on hedges	(1.1)	(2.8)
Gain on disposal of property and equipment	(5.2)	(5.1)
Other non-cash activities	0.8	8.3
Change in operating assets and liabilities:
Accounts receivable	(39.8)	11.8
Unbilled and deferred revenue	46.3	75.9
Other operating assets	(4.8)	(3.2)
Accounts payable and other operating liabilities	(6.2)	(14.0)
Net cash provided by operating activities	82.3	151.7
Cash flows from investing activities:
Purchase of property and equipment	(113.5)	(92.3)
Proceeds from sale of property and equipment	6.7	7.6
Other investing activities	—	1.3
Net cash (used) by investing activities	(106.8)	(83.4)
Cash flows from financing activities:
Repayments of finance lease obligations	(27.8)	(21.1)
Repayments of receivables financing agreement	(13.0)	(16.0)
Proceeds from receivables financing agreement, net of issuance costs	45.1	11.6
Debt issuance and prepayment costs	—	(1.3)
Series A preferred stock dividend	(18.1)	(18.0)
Proceeds from issuance of common stock, net of share issuance costs	0.5	1.8
Repurchase of common stock and distributions	(33.2)	(6.8)
Contingent business acquisition payments	—	(0.5)
Increase (decrease) in book overdrafts	6.5	(17.2)
Other financing activities	0.1	0.1
Net cash (used) by financing activities	(39.9)	(67.4)
Net change in cash and cash equivalents	(64.4)	0.9
Cash and cash equivalents, beginning of period	74.5	140.4
Cash and cash equivalents, end of period	$10.1	$141.3
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$0.9	$1.2
Cash paid for interest	$29.4	$29.8
Accrual for property and equipment	$3.6	$25.8

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

Payment-in-Kind Dividends

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Payment-in-Kind Dividends on Equity-Classified Preferred Stock. The ASU standardizes the accounting for payment-in-kind dividends on equity-classified preferred stock. The amendment is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is in the process of evaluating the impact of ASU No. 2026-01 on its consolidated financial statements.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Landscape Maintenance	$333.0	$320.3	$701.0	$697.3
Snow Removal	221.6	172.5	290.0	204.8
Maintenance Services	554.6	492.8	991.0	902.1
Development Services	149.6	171.9	328.8	363.7
Eliminations	(1.3)	(2.1)	(2.1)	(4.0)
Net service revenues	$702.9	$662.6	$1,317.7	$1,261.8

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of March 31, 2026, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $479.1. The Company expects to recognize revenue on 51% of the remaining performance obligations over the next 12 months and an additional 49% thereafter.

Contract Assets and Liabilities

When a contract results in revenue being recognized in excess of the amount the Company has invoiced or has the right to invoice the customer, a contract asset is recognized. Contract assets are transferred to Accounts receivable, net when the rights to the consideration become unconditional. Contract assets are presented as Unbilled revenue on the Consolidated Balance Sheets.

There were $79.9 of amounts billed and $60.0 of additions to our unbilled revenue balance during the six month period ended March 31, 2026.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the six month period ended March 31, 2026 were as follows:

Deferred Revenue
Balance, September 30, 2025	$87.6
Recognition of revenue	(528.2)
Deferral of revenue	554.6
Balance, March 31, 2026	$114.0

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

4. Accounts Receivable, net

Accounts receivable of $432.0 and $393.1, is net of an allowance for doubtful accounts of $9.8 as of March 31, 2026 and September 30, 2025 and includes amounts of retention on incomplete projects to be completed within one year of $54.3 and $58.3 as of March 31, 2026 and September 30, 2025, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	March 31, 2026	September 30, 2025
Land	—	$42.9	$42.9
Buildings and leasehold improvements	2-40 yrs.	49.4	48.5
Operating equipment	2-7 yrs.	459.0	443.3
Transportation vehicles	3-7 yrs.	540.2	491.9
Office equipment and software	3-10 yrs.	57.4	56.3
Construction in progress	—	4.3	9.6
Property and equipment		1,153.2	1,092.5
Less: Accumulated depreciation		591.6	550.9
Property and equipment, net		$561.6	$541.6

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $47.4 and $31.8 for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense related to property and equipment was $90.3 and $62.3 for the six months ended March 31, 2026 and 2025, respectively.

6. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets, net

Identifiable intangible assets consist of acquired customer contracts and relationships. Amortization expense related to intangible assets was $5.3 and $7.1 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to intangible assets was $11.5 and $15.2 for the six months ended March 31, 2026 and 2025, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. There were no intangible assets acquired during the three and six months ended March 31, 2026 and 2025, respectively.

Intangible assets, net, as of March 31, 2026 and September 30, 2025 consisted of the following:

		March 31, 2026		September 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$689.3	$(634.3)	$715.9	$(649.4)
Total intangible assets		$689.3	$(634.3)	$715.9	$(649.4)

Goodwill

As of September 30, 2024, September 30, 2025, and March 31, 2026, the Company had goodwill of $2,015.7. As of each of these dates, $1,797.7 of the Company's goodwill was attributable to the Maintenance Services segment, and $218.0 million of the Company's goodwill was attributable to the Development Services segment.

7. Long-term Debt

Long-term debt consists of the following:

	March 31, 2026	September 30, 2025
Series B term loan	$734.5	$733.9
Receivables financing agreement	93.7	61.6
Financing costs, net	(4.3)	(5.3)
Total debt, net	$823.9	$790.2
Less: Current portion of long-term debt	—	—
Long-term debt, net	$823.9	$790.2

First Lien credit facility term loans and Series B Term Loan due 2029

On December 18, 2013, the Company and a group of financial institutions entered into a credit agreement (the “Credit Agreement”). The Credit Agreement consisted of seven-year $1,460.0 term loans and a five-year $210.0 revolving credit facility. All amounts outstanding under the Credit Agreement were collateralized by substantially all of the assets of the Company. The Credit Agreement, as amended, provides for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan matures on April 22, 2029. An original issue discount of $12.0 was incurred when the Series B Term Loan was issued and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 3.42%. There were no debt repayments for the Series B Term Loan for the three and six months ended March 31, 2026 and 2025, respectively.

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

Revolving credit facility

The Revolving Credit Facility matures on April 22, 2027. The Revolving Credit Facility currently bears interest at a rate per annum equal to Term SOFR plus a margin ranging from 2.00% to 2.50% or ABR plus a margin ranging from 1.00% to 1.50%, subject to SOFR and ABR floors of 0.00% and 1.00%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio. There were no borrowings or repayments under the facility during the three and six months ended March 31, 2026 and 2025. The Company had no letters of credit issued and outstanding as of March 31, 2026 and September 30, 2025.

On May 4, 2026, the Company entered into Amendment No. 10 to the credit agreement, under which the maturity date of loans under the Revolving Credit Facility was extended and interest rates applicable to certain loans under the Revolving Credit Facility were reduced, as described below under Note 15 "Subsequent Events".

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

All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the six months ended March 31, 2026 the Company borrowed $45.1 against the capacity and voluntarily repaid $13.0. During the six months ended March 31, 2025 the Company borrowed $11.6 against the capacity and voluntarily repaid $16.0. The Company had $90.2 of letters of credit issued and outstanding as of March 31, 2026 and $82.3 of letters of credit issued and outstanding as of September 30, 2025.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2026 and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2026	$—
2027	93.7
2028	—
2029	738.0
2030	—
2031 and thereafter	—
Total long-term debt	831.7
Less: Current maturities	—
Less: Original issue discount	3.5
Less: Financing costs	4.3
Total long-term debt, net	$823.9

The Company has estimated the fair value of its long-term debt to be approximately $830.8 and $796.8 as of March 31, 2026 and September 30, 2025, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Investments held in Rabbi Trust

A non-qualified deferred compensation plan is available to certain executives. Under this plan, participants may elect to defer up to 70% of their compensation. The Company invests the deferrals in participant-selected diversified investments that are held in a Rabbi Trust and which are classified within Other assets on the Consolidated Balance Sheets. The fair value of the investments held in the Rabbi Trust is based on the quoted market prices of the underlying mutual fund investments. These investments are based on the participants’ selected investments, which represent the underlying liabilities to the participants in the non-qualified deferred compensation plan. Gains and losses on these investments are included in Other expense on the Consolidated Statements of Operations.

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2026 and September 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and September 30, 2025:

	March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3
Other current assets:
Fuel derivative contracts	$1.7	$—	$1.7	$—
Other assets:
Investments held by Rabbi Trust	8.0	8.0	—	—
Interest rate derivative contracts	1.3	—	1.3	—
Total assets	$11.0	$8.0	$3.0	$—
Other liabilities:
Obligation to Rabbi Trust	$8.0	$8.0	$—	$—
Total liabilities	$8.0	$8.0	$—	$—

	September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$0.1	$—	$0.1	$—
Other liabilities:
Interest rate derivative contracts	1.5	—	1.5	—
Obligation to Rabbi Trust	7.9	7.9	—	—
Total liabilities	$9.5	$7.9	$1.6	$—

Hedging Activities

As of March 31, 2026 and September 30, 2025, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income (loss) is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

The notional amount of interest rate contracts was $600.0 at March 31, 2026 and September 30, 2025. As of March 31, 2026, net deferred gain on the interest rate contracts of $1.1, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income (loss) recognized in Other comprehensive income (loss)	$3.5	$(5.1)	$3.8	$8.0
Net income reclassified from Accumulated other comprehensive income (loss) into Interest expense	0.5	1.3	1.3	3.3

Fuel Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In April 2025, the Company entered into a fuel swap agreement with a notional volume of 2.0 million gallons covering the period of May 2025 through April 2026. In October 2025, the Company entered into a fuel swap agreement with a notional volume of 3.0 million gallons covering the period of April 2026 through March 2027. In March 2026, the Company entered into two fuel swap agreements with a combined notional amount 2.0 million gallons covering the period of May 2026 through April 2027. The net deferred gain on the fuel swaps as of March 31, 2026 was $1.2, net of taxes, and is expected to be recognized in Cost of services provided over the next 12 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income recognized in Other comprehensive income (loss)	$2.1	$—	$1.6	$—
Net (loss) reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	—	(0.2)	(0.2)	(0.5)

9. Income Taxes

The following table summarizes the Company’s income tax expense (benefit) and effective income tax rate for the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income (loss) before income taxes	$2.3	$8.7	$(18.1)	$(5.9)
Income tax expense (benefit)	0.6	2.3	(4.6)	(1.9)
Effective income tax rate	26.1%	26.4%	25.4%	32.2%

The decrease in the effective tax rate for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, is primarily attributable to equity-based compensation shifting to a windfall position, as a result of fluctuations in the share price of the Company's common stock.

The decrease in the effective tax rate for the six months ended March 31, 2026, when compared to the six months ended March 31, 2025, is primarily attributable to equity-based compensation shifting from a windfall position to a shortfall position, as a result of recent decreases in the share price of the Company's common stock.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the six month period ended March 31, 2026 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	86,000	$14.66
Less: Forfeited	3,000	$14.66
Outstanding at March 31, 2026	83,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the six month period ended March 31, 2026 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	2,779,000	$10.51
Granted	923,000	$12.78
Less: Vested	922,000	$9.96
Less: Forfeited	127,000	$12.33
Outstanding at March 31, 2026	2,653,000	$11.39

During the six month period ended March 31, 2026, the Company issued 923,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $12.78 per share, all of which are subject to vesting. The majority of these RSUs vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $8.9 over the requisite service period.

Stock Option Awards

A summary of the Company’s stock option activity for the six month period ended March 31, 2026 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2025	2,338,000	$19.11
Less: Exercised	9,000	$13.49
Less: Forfeited	65,000	$18.28
Outstanding at March 31, 2026	2,264,000	$19.16
Vested and exercisable at March 31, 2026	2,030,000	$18.84
Expected to vest after March 31, 2026	234,000	$22.00

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the six month period ended March 31, 2026 is presented in the following table:

	Shares*	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	1,328,000	$9.40
Granted	499,000	$12.76
Less: Vested	262,000	$7.48
Outstanding at March 31, 2026	1,565,000	$10.80

* Awards above presented assuming 100% attainment

During the six month period ended March 31, 2026, the Company issued 499,000 performance stock units (“PSUs”) at a weighted average distribution price of $12.76 per share and a weighted average grant date fair value of $12.76 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin, return on invested capital, and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Expected non-cash equity-based compensation expense associated with the grant will be approximately $5.4 over the requisite service period. During the six month period ended March 31, 2026, no PSUs were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $4.6 and $4.6 in equity-based compensation expense for the three months ended March 31, 2026 and 2025, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recognized $8.5 and $9.1 in equity-based compensation expense for the six months ended March 31, 2026 and 2025, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $30.7 and $24.3 as of March 31, 2026 and September 30, 2025, respectively, which is expected to be recognized over a weighted average period of 1.3 and 1.2 years as of March 31, 2026 and September 30, 2025, respectively.

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

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at March 31, 2026 was $177.9, of which $54.0 was classified in current liabilities and $123.9 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2025 was $175.1, of which $52.3 was classified in current liabilities and $122.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at March 31, 2026 includes $29.8 related to claims recoverable from third-party insurance carriers. Corresponding assets of $8.4 and $21.4 are recorded at March 31, 2026, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2025 includes $24.2 related to claims recoverable from third-party insurance carriers. Corresponding assets of $7.0 and $17.2 were recorded at September 30, 2025, as Other current assets and Other assets, respectively.

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

The following is a summary of certain financial data for each of the segments and reconciliation of Segment Adjusted EBITDA to (Loss) before income taxes:

	Three Months Ended March 31, 2026
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$554.6	$149.6	$(1.3)	$702.9
Less segment expenses
Direct costs(a)	339.5	112.3	(1.2)
Other segment items(b)	145.6	27.7	(0.1)
Segment Adjusted EBITDA	69.5	9.6	—	79.1
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				13.7
Depreciation expense				47.4
Amortization expense				5.3
Business transformation and integration costs (c)				5.7
Equity-based compensation (d)				4.7
Income (loss) before income taxes				$2.3

	Three Months Ended March 31, 2025
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$492.8	$171.9	$(2.1)	$662.6
Less segment expenses
Direct costs(a)	293.4	128.9	(2.2)
Other segment items(b)	143.1	25.8	0.1
Segment Adjusted EBITDA	56.3	17.2	—	73.5
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				12.8
Depreciation expense				31.8
Amortization expense				7.1
Business transformation and integration costs (c)				7.8
Equity-based compensation (d)				4.6
Debt extinguishment (e)				0.7
Income (loss) before income taxes				$8.7

	Six Months Ended March 31, 2026
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$991.0	$328.8	$(2.1)	$1,317.7
Less segment expenses
Direct costs(a)	592.4	245.2	(2.1)
Other segment items(b)	293.6	56.1	—
Segment Adjusted EBITDA	105.0	27.5	—	132.5
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				27.2
Depreciation expense				90.3
Amortization expense				11.5
Business transformation and integration costs (c)				12.7
Equity-based compensation (d)				8.9
Income (loss) before income taxes				$(18.1)

	Six Months Ended March 31, 2025
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$902.1	$363.7	$(4.0)	$1,261.8
Less segment expenses
Direct costs(a)	523.5	275.0	(4.0)
Other segment items(b)	287.6	54.1	—
Segment Adjusted EBITDA	91.0	34.6	—	125.6
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				26.9
Depreciation expense				62.3
Amortization expense				15.2
Business transformation and integration costs (c)				17.0
Equity-based compensation (d)				9.4
Debt extinguishment (e)				0.7
Income (loss) before income taxes				$(5.9)

	Three Months Ended March 31,		Six Months Ended March 31, 2026
Capital Expenditures	2026	2025	2026	2025
Maintenance Services	$54.7	$31.3	$103.5	$73.0
Development Services	4.1	2.3	10.0	19.3
Capital Expenditures	$58.8	$33.6	$113.5	$92.3

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

On March 12, 2026 the Company declared a cash dividend of $8.8 in aggregate on the Series A Preferred Stock, which was paid to the Investors on April 1, 2026. The accrued dividend is presented within Accrued expense and other current liabilities on the Consolidated Balance Sheet as of March 31, 2026.

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

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Basic earnings (loss) per common share
Numerator:
Net income (loss)	$1.7	$6.4	$(13.5)	$(4.0)
Less: Dividends on Series A convertible preferred shares	(8.8)	(8.8)	(17.9)	(17.8)
Less: Earnings allocated to Convertible Preferred Shares	—	—	—	—
Net loss available to common shareholders	$(7.1)	$(2.4)	$(31.4)	$(21.8)

Denominator:
Weighted average number of common shares outstanding – basic	93,982,000	95,516,000	94,331,000	95,339,000

Basic loss per share	$(0.08)	$(0.03)	$(0.33)	$(0.23)

Diluted earnings (loss) per common share
Numerator:
Net loss available to common shareholders – diluted	$(7.1)	$(2.4)	$(31.4)	$(21.8)

Denominator:
Weighted average number of common shares outstanding – basic	93,982,000	95,516,000	94,331,000	95,339,000
Dilutive effect of:
Stock compensation awards	—	—	—	—
Series A convertible preferred stock	—	—	—	—
Weighted average number of common shares outstanding – diluted	93,982,000	95,516,000	94,331,000	95,339,000

Diluted loss per share	$(0.08)	$(0.03)	$(0.33)	$(0.23)

Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	58,775,000	59,709,000	57,697,000	59,607,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.

15. Subsequent events

On May 4, 2026, the Company entered into Amendment No. 10 to the Credit Agreement (the "Tenth Credit Agreement Amendment"). The Tenth Credit Agreement Amendment amended certain terms of the Company's $300.0 five-year revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility matures on April 22, 2031, or if there are outstanding term loans with a maturity date prior to such date in an aggregate principal amount of $100 million or more, the date that is 91 days prior to the earliest then-scheduled maturity date of such term loan indebtedness, and bears interest at a rate per annum of Term SOFR plus a margin ranging from 1.75% to 2.25% or ABR plus a margin ranging from 0.75% to 1.25% subject to SOFR and ABR floors of 0.0% and 1.0%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio.

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

Other Expense

Other expense consists primarily of investment gains and losses related to investments held in Rabbi Trust.

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

One BrightView Initiative

In fiscal year 2024, the Company launched its One BrightView initiative. The One BrightView initiative represents a cultural change and encapsulates the Company’s effort to refocus our core service lines and position ourselves for long-term profitable growth by streamlining our operating structure, leveraging our size and scale, and becoming the employer of choice. As part of the initiative, the Company introduced transformational changes designed to unite the organization as one comprehensive team and drive a renewed focus on the Company's profitable core businesses. Transformation costs associated with the implementation of the One BrightView initiative are reflected in the fiscal 2025 results. The actions taken under the One BrightView initiative have resulted in improved customer and employee retention and contributed to sustainable improved profitability.

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

Based on our most recent annual analysis as of July 1, 2025, the fair values for all identified reporting units exceeded the carrying values, and therefore no indicators of impairment existed for the reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 15.4%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if interest rates and market conditions continue to trend unfavorably or if our forecasts assumed in the fair value calculation are not realized. As of March 31, 2026, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Net service revenues	$702.9	$662.6	$1,317.7	$1,261.8
Cost of services provided	565.2	515.1	1,065.7	987.5
Gross profit	137.7	147.5	252.0	274.3
Selling, general and administrative expense	116.3	118.1	231.4	237.4
Amortization expense	5.3	7.1	11.5	15.2
Income from operations	16.1	22.3	9.1	21.7
Other expense	0.1	0.8	—	0.7
Interest expense, net	13.7	12.8	27.2	26.9
Income (loss) before income taxes	2.3	8.7	(18.1)	(5.9)
Income tax expense (benefit)	0.6	2.3	(4.6)	(1.9)
Net income (loss)	$1.7	$6.4	$(13.5)	$(4.0)
Earnings per Share	$(0.08)	$(0.03)	$(0.33)	$(0.23)
Adjusted EBITDA(1)	$79.1	$73.5	$132.5	$125.6
Adjusted Net Income(1)	$13.3	$21.5	$11.1	$27.1
Cash flows from operating activities	$46.2	$91.3	$82.3	$151.7
Adjusted Free Cash Flow(1)	$(9.0)	$62.7	$(24.5)	$67.0

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Net Service Revenues

Net service revenues for the three months ended March 31, 2026 increased $40.3 million, or 6.1%, to $702.9 million, from $662.6 million in the 2025 period. The increase was driven by an increase in Maintenance Services revenues of $61.8 million, partially offset by a decrease in Development Services revenues of $22.3 million.

Gross Profit

Gross profit for the three months ended March 31, 2026 decreased $9.8 million, or 6.6%, to $137.7 million, from $147.5 million in the 2025 period. Gross margin decreased 270 basis points, to 19.6%, in the three months ended March 31, 2026, from 22.3% in the comparable 2025 period. The decreases in gross profit and gross margin were primarily driven by increased subcontractor costs and depreciation expense, largely offset by increases in net service revenues and decreases in materials costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2026 decreased $1.8 million, or 1.5%, to $116.3 million, from $118.1 million in the 2025 period. As a percentage of revenue, Selling, general and administrative expense decreased 130 basis points for the three months ended March 31, 2026 to 16.5% from 17.8% in the 2025 period. The decrease was primarily driven by a decrease in business transformation and integration costs combined with increased efficiencies as a result of the Company's cost management initiatives, partially offset by increased selling costs driven by the company’s investment in new sellers.

Amortization Expense

Amortization expense for the three months ended March 31, 2026 decreased $1.8 million, or 25.4%, to $5.3 million from $7.1 million in the 2025 period. The decrease was principally due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other Expense

Other expense was $0.1 million for the three months ended March 31, 2026 compared to expense of $0.8 million in the 2025 period. The decrease of $0.7 was driven principally by costs associated with the repricing of the Company's term loan in fiscal 2025.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2026 increased $0.9 million, or 7.0%, to $13.7 million from $12.8 million in the 2025 period. The increase was driven by a decrease in interest income associated with the decrease in the Company's cash and cash equivalents balance combined with increases in interest expense due to the impact of interest rate derivative contracts and an increase in the Company's outstanding debt balance. These were partially offset by lower interest expense caused by the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2025.

Income Tax Expense

For the three months ended March 31, 2026, Income tax expense was $0.6 million compared to $2.3 million in the 2025 period. The decrease was primarily attributable to the change in Income before income taxes.

Net Income

For the three months ended March 31, 2026, Net income was $1.7 million compared to a Net income of $6.4 million in the 2025 period due to the changes noted above. Net loss as a percentage of revenue was 0.2% for the three months ended March 31, 2026 compared to 1.0% for the three months ended March 31, 2025.

Adjusted EBITDA

Adjusted EBITDA increased $5.6 million for the three months ended March 31, 2026, to $79.1 million, from $73.5 million in the 2025 period. Adjusted EBITDA as a percentage of revenue was 11.3% and 11.1% for the three months ended March 31, 2026 and 2025, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $13.2 million, or 23.4%, in Maintenance Services Segment Adjusted EBITDA, partially offset by a decrease of $7.6 million, or 44.2%, in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended March 31, 2026 decreased $8.2 million to $13.3 million, from $21.5 million in the 2025 period due to the changes noted above.

Six Months Ended March 31, 2026 compared to Six Months Ended March 31, 2025

Net Service Revenues

Net service revenues for the six months ended March 31, 2026 increased $55.9 million, or 4.4%, to $1,317.7 million, from $1,261.8 million in the 2025 period. The increase was driven by an increase in Maintenance Services revenues of $88.9 million, partially offset by a decrease in Development Services revenues of $34.9 million.

Gross Profit

Gross profit for the six months ended March 31, 2026 decreased $22.3 million, or 8.1%, to $252.0 million, from $274.3 million in the 2025 period. Gross margin decreased 260 basis points, to 19.1%, in the six months ended March 31, 2026, from 21.7% in the comparable 2025 period. The decreases in gross profit and gross margin were primarily driven by increased depreciation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six months ended March 31, 2026 decreased $6.0 million, or 2.5%, to $231.4 million, from $237.4 million in the 2025 period. As a percentage of revenue, Selling, general and administrative expense decreased 120 basis points for the six months ended March 31, 2026 to 17.6% from 18.8% in the 2025 period. The decrease was primarily driven by a decrease in business transformation and integration costs combined with increased efficiencies as a result of the Company's cost management initiatives, partially offset by increased selling costs driven by the Company’s investment in new sellers.

Amortization Expense

Amortization expense for the six months ended March 31, 2026 decreased $3.7 million, or 24.3%, to $11.5 million from $15.2 million in the 2025 period. The decrease was principally due to the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other Expense

There was no other expense for the six months ended March 31, 2026 compared to an expense of $0.7 million in the 2025 period. The expense in the 2025 period of $0.7 was driven principally by costs associated with the repricing of the Company's term loan in fiscal 2025.

Interest Expense, Net

Interest expense, net for the six months ended March 31, 2026 increased $0.3 million, or 1.1%, to $27.2 million from $26.9 million in the 2025 period. The increase was driven by a decrease in interest income associated with the decrease in the Company's cash and cash equivalents balance combined with an increase in interest expense due to the impact of interest rate derivative contracts and an increase in the Company's outstanding debt balance. These were partially offset by lower interest expense caused by the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2025.

Income Tax (Benefit)

For the six months ended March 31, 2026, Income tax benefit was $4.6 million compared to $1.9 million in the 2025 period. The increase was primarily attributable to the change in Loss before income taxes.

Net loss

For the six months ended March 31, 2026, Net loss was $13.5 million compared to a Net loss of $4.0 million in the 2025 period due to the changes noted above. Net loss as a percentage of revenue was 1.0% for the six months ended March 31, 2026 compared to 0.3% for the six months ended March 31, 2025.

Adjusted EBITDA

Adjusted EBITDA increased $6.9 million for the six months ended March 31, 2026, to $132.5 million, from $125.6 million in the 2025 period. Adjusted EBITDA as a percentage of revenue was 10.1% and 10.0% for the six months ended March 31, 2026 and 2025, respectively. The increase in Adjusted EBITDA was primarily driven by an increase of $14.0 million, or $105.0, in Maintenance Services Segment Adjusted EBITDA, partially offset by a decrease of $7.1 million, or $27.5, in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the six months ended March 31, 2026 decreased $16.0 million to $11.1 million, from $27.1 million in the 2025 period due to the changes noted above.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Adjusted EBITDA
Net income (loss)	$1.7	$6.4	$(13.5)	$(4.0)
Income tax expense (benefit)	0.6	2.3	(4.6)	(1.9)
Interest expense, net	13.7	12.8	27.2	26.9
Depreciation expense	47.4	31.8	90.3	62.3
Amortization expense	5.3	7.1	11.5	15.2
Business transformation and integration costs (a)	5.7	7.8	12.7	17.0
Equity-based compensation (b)	4.7	4.6	8.9	9.4
Debt extinguishment (f)	—	0.7	—	0.7
Adjusted EBITDA	$79.1	$73.5	$132.5	$125.6
Adjusted Net (Loss) Income
Net income (loss)	$1.7	$6.4	$(13.5)	$(4.0)
Amortization expense	5.3	7.1	11.5	15.2
Business transformation and integration costs (a)	5.7	7.8	12.7	17.0
Equity-based compensation (b)	4.7	4.6	8.9	9.4
Debt extinguishment (f)	—	0.7	—	0.7
Income tax adjustment (c)	(4.1)	(5.1)	(8.5)	(11.2)
Adjusted Net Income	$13.3	$21.5	$11.1	$27.1
Adjusted Free Cash Flow
Cash flows provided by operating activities	$46.2	$91.3	$82.3	$151.7
Minus:
Capital expenditures	58.7	33.6	113.5	92.3
Plus:
Proceeds from sale of property and equipment	3.5	5.0	6.7	7.6
Adjusted Free Cash Flow	$(9.0)	$62.7	$(24.5)	$67.0

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Severance and related costs	$1.0	$0.3	$1.0	$(0.5)
Business integration (d)	0.1	0.1	0.3	(0.2)
IT, infrastructure, transformation, and other (e)	4.6	7.4	11.4	17.7
Business transformation and integration costs	$5.7	$7.8	$12.7	$17.0

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Tax impact of pre-tax income adjustments	4.8	5.0	9.9	10.9
Discrete tax items	(0.7)	0.1	(1.4)	0.3
Income tax adjustment	$4.1	$5.1	$8.5	$11.2

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
(f)
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

Segment Results for the Three Months Ended March 31, 2026 and 2025

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the three months ended March 31, 2026 and 2025. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended March 31,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$554.6	$492.8	12.5%
Segment Adjusted EBITDA	$69.5	$56.3	23.4%
Segment Adjusted EBITDA Margin	12.5%	11.4%	110 bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended March 31, 2026 increased by $61.8 million, or 12.5%, from the 2025 period. Snow removal services increased by $49.2 million, or 28.5%, due to increased snowfall in the period1, and Commercial Landscaping services increased by $12.6 million, or 4.0%. The increase in Commercial landscaping services revenue was driven by increased ancillary and contract services.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2026 increased by $13.2 million to $69.5 million from $56.3 million in the 2025 period. Segment Adjusted EBITDA Margin increased 110 basis points, to 12.5%, in the three months ended March 31, 2026, from 11.4% in the 2025 period. The increases in Segment Adjusted EBITDA and Adjusted EBITDA Margin were primarily driven by increased snow removal services and commercial landscaping revenue described above, partially offset by increased investments in our sales force and increased snow services costs.

Development Services Segment Results

	Three Months Ended March 31,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$149.6	$171.9	(13.0)%
Segment Adjusted EBITDA	$9.6	$17.2	(44.2)%
Segment Adjusted EBITDA Margin	6.4%	10.0%	(360) bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended March 31, 2026 decreased $22.3 million, or 13.0%, compared to the 2025 period. The decrease was driven by the timing and mix of Development Services projects.

1As defined by the National Oceanic Atmospheric Administration, U.S. Department of Commerce (“NOAA”) for the Company's footprint during the respective three-month periods and six-month periods

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2026 decreased $7.6 million, to $9.6 million, compared to the 2025 period. Segment Adjusted EBITDA Margin decreased 360 basis points to 6.4% for the three months ended March 31, 2026, from 10.0% in the 2025 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the change in revenue described above and to a lesser extent increased investments in our sales force.

Segment Results for the Six Months Ended March 31, 2026 and 2025

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the six months ended March 31, 2026 and 2025. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Six Months Ended March 31,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$991.0	$902.1	9.9%
Segment Adjusted EBITDA	$105.0	$91.0	15.4%
Segment Adjusted EBITDA Margin	10.6%	10.1%	50	bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the six months ended March 31, 2026 increased by $88.9 million, or 9.9%, from the 2025 period. Snow removal services increased by $85.2 million, or 41.6%, due to increased snowfall in the period1 and Commercial Landscaping services increased by $3.7 million, or 0.5%. The increase in Commercial Landscaping services revenue was driven by increased ancillary services.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the six months ended March 31, 2026 increased by $14.0 million to $105.0 million from $91.0 million in the 2025 period. Segment Adjusted EBITDA Margin increased 50 basis points, to 10.6%, in the six months ended March 31, 2026, from 10.1% in the 2025 period. The increases in Segment Adjusted EBITDA and Adjusted EBITDA Margin were primarily driven by increased snow removal services and commercial landscaping revenue described above, partially offset by increased investments in our sales force and increased snow services costs.

Development Services Segment Results

	Six Months Ended March 31,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$328.8	$363.7	(9.6)%
Segment Adjusted EBITDA	$27.5	$34.6	(20.5)%
Segment Adjusted EBITDA Margin	8.4%	9.5%	(110) bps

Development Services Net Service Revenues

Development Services net service revenues for the six months ended March 31, 2026 decreased $34.9 million, or 9.6%, compared to the 2025 period. The decrease was driven by the timing and mix of Development Services projects.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the six months ended March 31, 2026 decreased $7.1 million, to $27.5 million, compared to the 2025 period. Segment Adjusted EBITDA Margin decreased 110 basis points to 8.4% for the six months ended March 31, 2026, from 9.5% in the 2025 period. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the change in revenue described above, as well as increased investments in our sales force.

1As defined by the National Oceanic Atmospheric Administration, U.S. Department of Commerce (“NOAA”) for the Company's footprint during the respective three-month periods and six-month periods

Liquidity and Capital Resources

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

(in millions)	March 31, 2026	September 30, 2025
Cash and cash equivalents	$10.1	$74.5

Long-term debt	$823.9	$790.2
Total debt	$823.9	$790.2

The Company is party to the Credit Agreement, a five-year revolving credit facility that, as amended, currently matures on April 22, 2031, subject to a springing maturity date based on earlier maturing outstanding term loan indebtedness (the “Revolving Credit Facility”) and, through a wholly-owned subsidiary, a receivables financing agreement dated April 28, 2017 (as amended, the “Receivables Financing Agreement”). Each of the Company's credit facilities bear interest based in-part on a secured overnight financing rate.

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Six Months Ended March 31,
(in millions)	2026	2025
Operating activities	$82.3	$151.7
Investing activities	$(106.8)	$(83.4)
Financing activities	$(39.9)	$(67.4)
Adjusted Free Cash Flow (1)	$(24.5)	$67.0

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2026 decreased $69.4 million to $82.3 million, from $151.7 million in the 2025 period. This decrease was due to a decrease in cash provided by accounts receivable and unbilled and deferred revenue. The decrease was partially offset by increases in non-cash adjustments to reconcile net loss to net cash provided by operating activities combined with a decrease in cash used by accounts payable and other operating liabilities.

Cash Flows (used) by Investing Activities

Net cash used by investing activities increased $23.4 million to $106.8 million for the six months ended March 31, 2026 from $83.4 million in the 2025 period. The increase was primarily driven by a $21.2 million increase in capital expenditures in comparison to the prior period.

Cash Flows (used) by Financing Activities

Net cash flows used by financing activities of $39.9 million for the six months ended March 31, 2026 included repurchase of common stock and distributions of $33.2 million, repayments of finance lease obligations of $27.8 million, Series A preferred stock dividends of $18.1 million, and repayments under the Receivables Financing Agreement of $13.0 million. These uses of cash were partially offset by proceeds from our Receivables Financing Agreement of $45.1 million and increase in book overdrafts of $6.5 million.

Adjusted Free Cash Flow

Adjusted Free Cash Flow decreased $91.5 million to an outflow of $24.5 million for the six months ended March 31, 2026 from an inflow of $67.0 million in the 2025 period. The decrease in Adjusted Free Cash Flow was due to a decrease in net cash provided by operating activities, combined with an increase in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	March 31, 2026	September 30, 2025
Net Working Capital:
Current assets	$629.6	$666.3
Less: Current liabilities	512.4	514.5
Net working capital	$117.2	$151.8

Net working capital is defined as current assets less current liabilities. Net working capital decreased $34.6 million to $117.2 million as of March 31, 2026, from $151.8 million as of September 30, 2025, primarily driven by a decrease in cash and cash equivalents of $64.4 million, increase in deferred revenue of $26.4 million, and a decrease in unbilled revenue of $19.9 million. This was partially offset by an increase in accounts receivable, net of $38.9 million, a decrease in accrued expenses and other current liabilities of $17.1 million, a decrease in accounts payable of $13.4 million, and an increase in other current assets of $8.7 million.

Description of Indebtedness

As of March 31, 2026, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of March 31, 2026, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2025 in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company's market risk during the three months ended March 31, 2026. For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026 at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the second fiscal quarter of 2026:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1, 2026 - January 31, 2026	381,157	$13.12	381,157	$115,327,954
February 1, 2026 - February 28, 2026	243,570	13.76	243,570	111,976,856
March 1, 2026 - March 31, 2026	474,289	12.25	474,289	106,166,723
Total	1,099,016	$12.89	1,099,016	$106,166,723

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1

Composite Third Amended and Restated Certificate of Incorporation of the Company (as amended through March 7, 2023) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on November 19, 2025)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: May 5, 2026	By:	/s/ Brian Jackson

Brian Jackson
Chief Accounting Officer
(Principal Accounting Officer)