Form 10-Q
period 2026-06-30
BrightView Holdings, Inc.
filed 2026-08-04
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2026 was 92,600,000.

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
•
the distraction and impact caused by adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations;
•
expenses related to allegations, claims, proceedings, judgments or settlements exceeding the amounts of our insurance coverage or estimates of accrued self-insured claims;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightView Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

(In millions, except par value and share data)

	June 30, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$14.4	$74.5
Accounts receivable, net	401.0	393.1
Unbilled revenue	111.1	113.1
Other current assets	83.3	85.6
Total current assets	609.8	666.3
Property and equipment, net	613.8	541.6
Intangible assets, net	49.8	66.5
Goodwill	2,015.7	2,015.7
Operating lease assets	74.8	72.1
Other assets	48.0	29.8
Total assets	$3,411.9	$3,392.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$119.0	$137.7
Current portion of long-term debt	7.4	—
Deferred revenue	79.2	87.6
Current portion of self-insurance reserves	53.2	52.3
Accrued expenses and other current liabilities	191.9	212.2
Current portion of operating lease liabilities	25.7	24.7
Total current liabilities	476.4	514.5
Long-term debt, net	875.3	790.2
Deferred tax liabilities	63.5	63.8
Self-insurance reserves	131.2	122.8
Long-term operating lease liabilities	55.0	53.5
Other liabilities	68.7	47.1
Total liabilities	1,670.1	1,591.9
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of June 30, 2026 and September 30, 2025, aggregate liquidation preference of $512.0 as of June 30, 2026 and September 30, 2025	507.1	507.1
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and September 30, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 111,400,000 and 110,000,000 shares issued and 92,800,000 and 94,800,000 shares outstanding as of June 30, 2026 and September 30, 2025, respectively	1.1	1.1
Treasury stock, at cost; 18,600,000 and 15,200,000 shares as of June 30, 2026 and September 30, 2025, respectively	(240.8)	(197.8)
Additional paid-in capital	1,491.1	1,503.5
Accumulated deficit	(20.3)	(12.9)
Accumulated other comprehensive income (loss)	3.6	(0.9)
Total stockholders’ equity	1,234.7	1,293.0
Total liabilities, mezzanine equity and stockholders’ equity	$3,411.9	$3,392.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net service revenues	$717.6	$708.3	$2,035.3	$1,970.0
Cost of services provided	565.7	537.4	1,631.4	1,524.8
Gross profit	151.9	170.9	403.9	445.2
Selling, general and administrative expense	114.5	106.2	345.9	343.5
Amortization expense	5.1	7.1	16.7	22.3
Income from operations	32.3	57.6	41.3	79.4
Other expense (income)	9.0	(0.7)	8.9	0.1
Interest expense, net	14.9	13.4	42.1	40.3
Income (loss) before income taxes	8.4	44.9	(9.7)	39.0
Income tax expense (benefit)	2.3	12.6	(2.3)	10.7
Net income (loss)	$6.1	$32.3	$(7.4)	$28.3
Less: Dividends on Series A convertible preferred shares	8.9	8.9	26.8	26.8
Net (loss) income attributable to common stockholders	$(2.8)	$23.4	$(34.2)	$1.5
Earnings (loss) per share:
Basic (loss) earnings per share	$(0.03)	$0.16	$(0.36)	$0.01
Diluted earnings (loss) per share	$(0.03)	$0.15	$(0.36)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$6.1	$32.3	$(7.4)	$28.3
Net derivative gains (losses) and other costs arising during the period, net of tax expense (benefit) of $1.0; $(0.7); $2.5 and $1.3, respectively)	2.7	(1.9)	6.7	3.9
Reclassification of (gains) into net income, net of tax (expense) of $(0.5); $(0.3); $(0.8) and $(1.1), respectively	(1.3)	(1.0)	(2.2)	(3.0)
Other comprehensive income (loss)	1.4	(2.9)	4.5	0.9
Comprehensive income (loss)	$7.5	$29.4	$(2.9)	$29.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity

Three and Nine Months Ended June 30, 2026 and 2025

(Unaudited)

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, March 31, 2026	111.3	$1.1	$1,495.2	$(26.4)	$2.2	$(231.1)	$1,241.0	0.5	$507.1
Net income	—	—	—	6.1	—	—	6.1	—	—
Other comprehensive income, net of tax	—	—	—	—	1.4	—	1.4	—	—
Capital contributions and issuance of common stock	0.1	—	0.3	—	—	—	0.3	—	—
Equity-based compensation	—	—	4.5	—	—	—	4.5	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(9.7)	(9.7)	—	—
Series A Preferred Stock dividends	—	—	(8.9)	—	—	—	(8.9)	—	—
Balance, June 30, 2026	111.4	$1.1	$1,491.1	$(20.3)	$3.6	$(240.8)	$1,234.7	0.5	$507.1

Balance, September 30, 2025	109.9	$1.1	$1,503.5	$(12.9)	$(0.9)	$(197.8)	$1,293.0	0.5	$507.1
Net (loss)	—	—	—	(7.4)	—	—	(7.4)	—	—
Other comprehensive income, net of tax	—	—	—	—	4.5	—	4.5	—	—
Capital contributions and issuance of common stock	1.5	—	1.4	—	—	—	1.4	—	—
Equity-based compensation	—	—	13.0	—	—	—	13.0	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(43.0)	(43.0)	—	—
Series A Preferred Stock dividends	—	—	(26.8)	—	—	—	(26.8)	—	—
Balance, June 30, 2026	111.4	$1.1	$1,491.1	$(20.3)	$3.6	$(240.8)	$1,234.7	0.5	$507.1
	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, March 31, 2025	109.4	$1.1	$1,511.4	$(72.9)	$2.3	$(180.6)	$1,261.3	0.5	$507.1
Net income	—	—	—	32.3	—	—	32.3	—	—
Other comprehensive (loss), net of tax	—	—	—	—	(2.9)	—	(2.9)	—	—
Capital contributions and issuance of common stock	0.1	—	0.7	—	—	—	0.7	—	—
Equity-based compensation	—	—	4.6	—	—	—	4.6	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(7.5)	(7.5)	—	—
Series A Preferred Stock dividends	—	—	(8.9)	—	—	—	(8.9)	—	—
Balance, June 30, 2025	109.5	$1.1	$1,507.8	$(40.6)	$(0.6)	$(188.1)	$1,279.6	0.5	$507.1

Balance, September 30, 2024	108.2	$1.1	$1,518.1	$(68.9)	$(1.5)	$(173.5)	$1,275.3	0.5	$507.1
Net income	—	—	—	28.3	—	—	28.3	—	—
Other comprehensive income, net of tax	—	—	—	—	0.9	—	0.9	—	—
Capital contributions and issuance of common stock	1.3	—	2.9	—	—	—	2.9	—	—
Equity-based compensation	—	—	13.6	—	—	—	13.6	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(14.6)	(14.6)	—	—
Series A Preferred Stock dividends	—	—	(26.8)	—	—	—	(26.8)	—	—
Balance, June 30, 2025	109.5	$1.1	$1,507.8	$(40.6)	$(0.6)	$(188.1)	$1,279.6	0.5	$507.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(7.4)	$28.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	137.0	101.2
Amortization of intangible assets	16.7	22.3
Amortization of financing costs and original issue discount	2.2	2.2
Loss on debt extinguishment	9.8	0.7
Deferred taxes	(4.0)	0.8
Equity-based compensation	13.0	13.6
Realized gain on hedges	(3.0)	(4.1)
Gain on disposal of property and equipment	(11.1)	(10.8)
Other non-cash activities	3.3	8.6
Change in operating assets and liabilities:
Accounts receivable	(11.3)	10.0
Unbilled and deferred revenue	(6.4)	44.7
Other operating assets	1.3	(3.5)
Accounts payable and other operating liabilities	(11.8)	(6.6)
Net cash provided by operating activities	128.3	207.4
Cash flows from investing activities:
Purchase of property and equipment	(178.8)	(195.8)
Proceeds from sale of property and equipment	13.3	14.2
Other investing activities	0.2	2.4
Net cash (used) by investing activities	(165.3)	(179.2)
Cash flows from financing activities:
Repayments of finance lease obligations	(40.8)	(38.4)
Repayments of receivables financing agreement	(13.0)	(27.9)
Proceeds from receivables financing agreement, net of issuance costs	104.5	14.5
Debt issuance and prepayment costs	(10.4)	(1.3)
Series A preferred stock dividend	(26.9)	(26.9)
Proceeds from issuance of common stock	0.8	2.8
Repurchase of common stock and distributions	(42.8)	(14.5)
Contingent business acquisition payments	—	(0.5)
Increase in book overdrafts	5.6	2.5
Other financing activities	(0.1)	0.2
Net cash (used) by financing activities	(23.1)	(89.5)
Net change in cash and cash equivalents	(60.1)	(61.3)
Cash and cash equivalents, beginning of period	74.5	140.4
Cash and cash equivalents, end of period	$14.4	$79.1
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$1.6	$2.4
Cash paid for interest	$49.0	$43.3
Accrual for property and equipment	$6.3	$9.1

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Landscape Maintenance	$514.5	$502.9	$1,215.5	$1,200.2
Snow Removal	3.4	5.9	293.4	210.7
Maintenance Services	517.9	508.8	1,508.9	1,410.9
Development Services	201.9	201.3	530.7	565.0
Eliminations	(2.2)	(1.8)	(4.3)	(5.9)
Net service revenues	$717.6	$708.3	$2,035.3	$1,970.0

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of June 30, 2026, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $446.3. The Company expects to recognize revenue on 54% of the remaining performance obligations over the next 12 months and an additional 46% thereafter.

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

There were $114.6 of amounts billed and $112.6 of additions to our unbilled revenue balance during the nine month period ended June 30, 2026.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the nine month period ended June 30, 2026 were as follows:

Deferred Revenue
Balance, September 30, 2025	$87.6
Recognition of revenue	(872.6)
Deferral of revenue	864.3
Other	(0.1)
Balance, June 30, 2026	$79.2

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

4. Accounts Receivable, net

Accounts receivable of $401.0 and $393.1, is net of an allowance for doubtful accounts of $8.4 and $9.8 and includes amounts of retention on incomplete projects to be completed within one year of $54.7 and $58.3 as of June 30, 2026 and September 30, 2025, respectively.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	June 30, 2026	September 30, 2025
Land	—	$42.9	$42.9
Buildings and leasehold improvements	2-40 yrs.	49.6	48.5
Operating equipment	2-7 yrs.	468.5	443.3
Transportation vehicles	3-7 yrs.	582.8	491.9
Office equipment and software	3-10 yrs.	60.1	56.3
Construction in progress	—	5.7	9.6
Property and equipment		1,209.6	1,092.5
Less: Accumulated depreciation		595.8	550.9
Property and equipment, net		$613.8	$541.6

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $46.7 and $38.9 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense related to property and equipment was $137.03 and $101.2 for the nine months ended June 30, 2026 and 2025, respectively.

6. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets, net

Identifiable intangible assets consist of acquired customer contracts and relationships. Amortization expense related to intangible assets was $5.1 and $7.1 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to intangible assets was $16.7 and $22.3 for the nine months ended June 30, 2026 and 2025, respectively. These assets are amortized over their estimated useful lives of which the reasonableness is continually evaluated by the Company. There were no intangible assets acquired during the three and nine months ended June 30, 2026 and 2025, respectively.

Intangible assets, net, as of June 30, 2026 and September 30, 2025 consisted of the following:

		June 30, 2026		September 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6-21 yrs.	$689.3	$(639.5)	$715.9	$(649.4)
Total intangible assets		$689.3	$(639.5)	$715.9	$(649.4)

Goodwill

As of September 30, 2024, September 30, 2025, and June 30, 2026, the Company had goodwill of $2,015.7. As of each of these dates, $1,797.7 of the Company's goodwill was attributable to the Maintenance Services segment, and $218.0 million of the Company's goodwill was attributable to the Development Services segment.

7. Long-term Debt

Long-term debt consists of the following:

	June 30, 2026	September 30, 2025
Series B term loan	$736.0	$733.9
Receivables financing agreement	153.7	61.6
Financing costs, net	(7.0)	(5.3)
Total debt, net	$882.7	$790.2
Less: Current portion of long-term debt	7.4	—
Long-term debt, net	$875.3	$790.2

First Lien credit facility term loans and Series B Term Loan due 2033

On December 18, 2013, the Company and a group of financial institutions entered into a credit agreement (the “Credit Agreement”). The Credit Agreement consisted of seven-year $1,460.0 term loans and a five-year $210.0 revolving credit facility. All amounts outstanding under the Credit Agreement are collateralized by substantially all of the assets of the Company. The Credit Agreement, as amended, provides for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). There were no debt repayments for the Series B Term Loan for the three and nine months ended June 30, 2026 and 2025, respectively.

On August 28, 2023, the Company voluntarily repaid $450.0 of the amount outstanding under the Credit Agreement.

On January 29, 2025, the Company entered into Amendment No. 9 to the Credit Agreement (the "Ninth Credit Agreement Amendment"). Under the Ninth Credit Agreement Amendment, the existing Series B Term Loan were amended to bear interest at a rate per annum based on a secured overnight funding rate ("Term SOFR"), plus a margin of 2.00% or a base rate ("ABR") plus a margin of 1.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively.

On June 17, 2026, the Company entered into Amendment No. 11 to the Credit Agreement (the "Eleventh Credit Agreement Amendment"). Under the Eleventh Credit Agreement Amendment, the existing Series B Term Loans were amended to extend the maturity date through June 17, 2033. As a result of the repayment of the amounts outstanding under the Company's Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $9.7 due to accelerated amortization of deferred financing fees and original issue discount included in the Other (expense) income line of the Consolidated Statements of Operations. An original issue discount of $2.0 was incurred when the company entered into the Eleventh Credit Agreement Amendment and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 5.66%. The Eleventh Credit Agreement Amendment has required amortization debt repayments that are due in quarterly installments of 0.25% of the original principal balance of the Series B Term Loans of $738.0.

Revolving credit facility

On May 4, 2026, the Company entered into Amendment No. 10 to the Credit Agreement (the "Tenth Credit Agreement Amendment"). The Tenth Credit Agreement Amendment amended certain terms of the Revolving Credit Facility. The Revolving Credit Facility matures on April 22, 2031 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 1.75% to 2.25% or ABR plus a margin ranging from 0.75% to 1.25% subject to SOFR and ABR floors of 0.0% and 1.0%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio. As a result of the repayment of the amounts outstanding under the Amended Credit Agreement, the Company recorded a loss on debit extinguishment of $0.1 due to the acceleration of deferred financing fees included in the Other (expense) income line on the Consolidated Statements of Operations. There were no borrowings or repayments under the facility during the three and nine months ended June 30, 2026 and 2025. The Company had no letters of credit issued and outstanding as of June 30, 2026 and September 30, 2025.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”).

On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The Fifth Amendment increased the borrowing capacity to $325.0, and (iii) established a swingline facility of up to $50.0.

On June 12, 2026, the Company, through a wholly-owned subsidiary, entered into the Sixth Amendment to the Receivables Financing Agreement (the "Sixth Amendment"). Under the terms of the Sixth Amendment, the Receivables Financing Agreement was amended to extend the term through June 12, 2029.

All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the nine months ended June 30, 2026 the Company borrowed $105.1 against the capacity and voluntarily repaid $13.0. During the nine months ended June 30, 2025 the Company borrowed $14.5 against the capacity and voluntarily repaid $27.9. The Company had $89.9 of letters of credit issued and outstanding as of June 30, 2026 and $82.3 of letters of credit issued and outstanding as of September 30, 2025.

The following are the scheduled maturities of long-term debt for the remainder of fiscal 2026 and the following four fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2026	$1.8
2027	7.4
2028	7.4
2029	161.1
2030	7.4
2031 and thereafter	706.6
Total long-term debt	891.7
Less: Current maturities	7.4
Less: Original issue discount	2.0
Less: Financing costs	7.0
Total long-term debt, net	$875.3

The Company has estimated the fair value of its long-term debt to be approximately $886.2 and $796.8 as of June 30, 2026 and September 30, 2025, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2026 and September 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and September 30, 2025:

	June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Other current assets:
Fuel derivative contracts	$0.9	$—	$0.9	$—
Other assets:
Investments held by Rabbi Trust	8.6	8.6	—	—
Interest rate derivative contracts	4.1	—	4.1	—
Total assets	$13.6	$8.6	$5.0	$—
Other liabilities:
Obligation to Rabbi Trust	$8.6	$8.6	$—	$—
Total liabilities	$8.6	$8.6	$—	$—

	September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$0.1	$—	$0.1	$—
Other liabilities:
Interest rate derivative contracts	1.5	—	1.5	—
Obligation to Rabbi Trust	7.9	7.9	—	—
Total liabilities	$9.5	$7.9	$1.6	$—

Hedging Activities

As of June 30, 2026 and September 30, 2025, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) and Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income (loss) is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

The notional amount of interest rate contracts was $600.0 at June 30, 2026 and September 30, 2025. As of June 30, 2026, net deferred gain on the interest rate contracts of $2.2, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income (loss) recognized in Other comprehensive income (loss)	$3.1	$(2.4)	$6.9	$5.6
Net income reclassified from Accumulated other comprehensive income (loss) into Interest expense	0.4	1.2	1.7	4.5

Fuel Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In October 2025, the Company entered into a fuel swap agreement with a notional volume of 3.0 million gallons covering the period of April 2026 through March 2027. In March 2026, the Company entered into two fuel swap agreements with a combined notional amount 2.0 million gallons covering the period of May 2026 through April 2027. The net deferred gain on the fuel swaps as of June 30, 2026 was $0.6, net of taxes, and is expected to be recognized in Cost of services provided over the next 10 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income (loss) recognized in Other comprehensive income (loss)	$0.7	$(0.3)	$2.3	$(0.3)
Net income (loss) reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	1.4	0.1	1.3	(0.4)

9. Income Taxes

The following table summarizes the Company’s income tax expense (benefit) and effective income tax rate for the three and nine months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$8.4	$44.9	$(9.7)	$39.0
Income tax expense (benefit)	2.3	12.6	(2.3)	10.7
Effective income tax rate	27.4%	28.1%	23.7%	27.4%

The decrease in the effective tax rate for the three months ended June 30, 2026, when compared to the three months ended June 30, 2025, is primarily attributable to the unfavorable federal return to provision adjustment being recorded in the third quarter of FY25.

The decrease in the effective tax rate for the nine months ended June 30, 2026, when compared to the nine months ended June 30, 2025 is primarily attributable to the effect of the overall year-to-date shortfall position on equity compensation. The relative amounts of the year-to-date shortfall compared with the year-to-date pre-tax loss for the nine months ended June 30, 2026 makes up a larger positive effect on the effective tax rate than the amount of windfall compared to year-to-date pretax income for the nine months ended June 30, 2025.

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the nine month period ended June 30, 2026 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	86,000	$14.66
Less: Forfeited	4,000	$14.66
Outstanding at June 30, 2026	82,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the nine month period ended June 30, 2026 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	2,779,000	$10.51
Granted	1,037,000	$12.71
Less: Vested	1,027,000	$10.15
Less: Forfeited	267,000	$12.81
Outstanding at June 30, 2026	2,522,000	$11.30

During the nine month period ended June 30, 2026, the Company issued 1,037,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $12.71 per share, all of which are subject to vesting. The majority of these RSUs vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $10.0 over the requisite service period.

Stock Option Awards

A summary of the Company’s stock option activity for the nine month period ended June 30, 2026 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2025	2,338,000	$19.11
Less: Exercised	10,000	$13.49
Less: Forfeited	82,000	$17.95
Outstanding at June 30, 2026	2,246,000	$19.18
Vested and exercisable at June 30, 2026	2,013,000	$18.86
Expected to vest after June 30, 2026	233,000	$22.00

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the nine month period ended June 30, 2026 is presented in the following table:

	Shares*	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	1,328,000	$9.40
Granted	499,000	$12.76
Less: Vested	262,000	$7.48
Less: Forfeited	42,000	$12.07
Outstanding at June 30, 2026	1,523,000	$10.76

* Awards above presented assuming 100% attainment

During the nine month period ended June 30, 2026, the Company issued 499,000 performance stock units (“PSUs”) at a weighted average distribution price of $12.76 per share and a weighted average grant date fair value of $12.76 per share, which cliff vest at the end of the three-year performance period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin, return on invested capital, and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Expected non-cash equity-based compensation expense associated with the grant will be approximately $5.4 over the requisite service period. During the nine month period ended June 30, 2026, 42,000 PSUs were forfeited.

Equity-Based Compensation Expense

The Company recognizes equity-based compensation expense using the estimated fair value as of the grant date over the requisite service or performance period applicable to the grant. Estimates of future forfeitures are made at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized $4.5 and $4.6 in equity-based compensation expense for the three months ended June 30, 2026 and 2025, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The Company recognized $13.0 and $13.6 in equity-based compensation expense for the nine months ended June 30, 2026 and 2025, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount for each applicable period. Total unrecognized compensation cost was $28.0 and $24.3 as of June 30, 2026 and September 30, 2025, respectively, which is expected to be recognized over a weighted average period of 1.2 years as of June 30, 2026 and September 30, 2025, respectively.

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

11. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs, for workers’ compensation, general liability, auto liability and employee health care for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at June 30, 2026 was $184.4, of which $53.2 was classified in current liabilities and $131.2 was classified in non-current liabilities in the accompanying unaudited Consolidated Balance Sheet. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2025 was $175.1, of which $52.3 was classified in current liabilities and $122.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheet. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2026 includes $33.2 related to claims recoverable from third-party insurance carriers. Corresponding assets of $9.3 and $23.9 are recorded at June 30, 2026, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2025 includes $24.2 related to claims recoverable from third-party insurance carriers. Corresponding assets of $7.0 and $17.2 were recorded at September 30, 2025, as Other current assets and Other assets, respectively.

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

The following is a summary of certain financial data for each of the segments and reconciliation of Segment Adjusted EBITDA to (Loss) before income taxes:

	Three Months Ended June 30, 2026
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$517.9	$201.9	$(2.2)	$717.6
Less segment expenses
Direct costs(a)	301.1	140.7	(1.5)	440.3
Other segment items(b)	153.8	28.1	(0.7)	181.2
Segment Adjusted EBITDA	63.0	33.1	—	96.1
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				14.9
Depreciation expense				46.7
Amortization expense				5.1
Business transformation and integration costs (c)				6.3
Equity-based compensation (d)				4.9
Debt extinguishment (e)				9.8
Income (loss) before income taxes				$8.4

	Three Months Ended June 30, 2025
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$508.8	$201.3	$(1.8)	$708.3
Less segment expenses
Direct costs(a)	291.6	145.9	(1.9)	435.6
Other segment items(b)	135.5	23.9	0.1	159.5
Segment Adjusted EBITDA	81.7	31.5	—	113.2
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				13.4
Depreciation expense				38.9
Amortization expense				7.1
Business transformation and integration costs (c)				4.2
Equity-based compensation (d)				4.7
Debt extinguishment (e)				—
Income (loss) before income taxes				$44.9

	Nine Months Ended June 30, 2026
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$1,508.9	$530.7	$(4.3)	$2,035.3
Less segment expenses
Direct costs(a)	893.5	385.9	(3.6)	1,275.8
Other segment items(b)	447.4	84.2	(0.7)	530.9
Segment Adjusted EBITDA	168.0	60.6	—	228.6
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				42.1
Depreciation expense				137.0
Amortization expense				16.7
Business transformation and integration costs (c)				19.0
Equity-based compensation (d)				13.7
Debt extinguishment (e)				9.8
Income (loss) before income taxes				$(9.7)

	Nine Months Ended June 30, 2025
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$1,410.9	$565.0	$(5.9)	$1,970.0
Less segment expenses
Direct costs(a)	815.1	420.9	(5.9)	1,230.1
Other segment items(b)	423.1	78.0	—	501.1
Segment Adjusted EBITDA	172.7	66.1	—	238.8
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				40.3
Depreciation expense				101.2
Amortization expense				22.3
Business transformation and integration costs (c)				21.2
Equity-based compensation (d)				14.1
Debt extinguishment (e)				0.7
Income (loss) before income taxes				$39.0

	Three Months Ended June 30,		Nine Months Ended June 30, 2026
Capital Expenditures	2026	2025	2026	2025
Maintenance Services	$55.4	$98.3	$157.4	$171.3
Development Services	9.8	5.2	21.4	24.5
Capital Expenditures	$65.2	$103.5	$178.8	$195.8

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
(c)
Business transformation and integration costs consist of severance and related costs, information technology, infrastructure, transformation, and other costs. These costs represent expenses related to distinct initiatives, typically significant enterprise-wide changes, including actions taken as part of the Company's One BrightView initiative, and other non-operating expenses. Such expenses are excluded from Segment Adjusted

EBITDA disclosed above since such expenses vary in amount based on occurrence as well as factors specific to each of the activities, are outside of the normal operations of the business, and create a lack of comparability between periods.
(d)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(e)
Represents losses on the extinguishment of debt related to the Tenth Credit Agreement Amendment, the Eleventh Credit Agreement Amendment, and the Sixth Amendment to the Receivables Financing Agreement, in the nine months ended June 30, 2026, and the Ninth Credit Agreement Amendment, in the nine months ended June 30, 2025 and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.

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

On June 11, 2026 the Company declared a cash dividend of $8.9 in aggregate on the Series A Preferred Stock, which was paid to the Investors on July 1, 2026. The accrued dividend is presented within Accrued expense and other current liabilities on the Consolidated Balance Sheet as of June 30, 2026.

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

Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculation for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Basic earnings (loss) per common share
Numerator:
Net income (loss)	$6.1	$32.3	$(7.4)	$28.3
Less: Dividends on Series A convertible preferred shares	(8.9)	(8.9)	(26.8)	(26.8)
Less: Earnings allocated to Convertible Preferred Shares	—	(8.5)	—	(0.5)
Net (loss) income available to common shareholders	$(2.8)	$14.9	$(34.2)	$1.0

Denominator:
Weighted average number of common shares outstanding – basic	93,092,000	95,228,000	93,918,000	95,302,000

Basic (loss) income per share	$(0.03)	$0.16	$(0.36)	$0.01

Diluted earnings (loss) per common share
Numerator:
Net (loss) income available to common shareholders – diluted	$(2.8)	$14.9	$(34.2)	$1.0

Denominator:
Weighted average number of common shares outstanding – basic	93,092,000	95,228,000	93,918,000	95,302,000
Dilutive effect of:
Stock compensation awards	—	2,516,000	—	839,000
Series A convertible preferred stock	—	—	—	—
Weighted average number of common shares outstanding – diluted	93,092,000	97,744,000	93,918,000	96,141,000

Diluted (loss) income per share	$(0.03)	$0.15	$(0.36)	$0.01

Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	58,599,000	54,921,000	58,736,000	58,045,000

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

Expenses

Cost of Services Provided

Cost of services provided is comprised of direct costs we incur associated with our operations during a period and includes employee costs, subcontractor costs, purchased materials, and operating equipment and vehicle costs. Employee costs consist of wages and other labor-related expenses, including benefits, self insurance and healthcare costs, for those employees involved in delivering our services. Subcontractor costs consist of costs relating to our qualified service partner network in our Maintenance Services segment and subcontractors we engage from time to time in our Development Services segment. When our use of subcontractors increases, we may experience incrementally higher costs of services provided. Operating equipment and vehicle costs primarily consist of depreciation related to branch operating equipment and vehicles and related fuel expenses. A large component of our costs are variable, such as labor, subcontractor expense, fuel and materials.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of costs incurred related to compensation, benefits, and self insurance for management, sales and administrative personnel, equity-based compensation, branch and office rent and facility operating costs, depreciation expense related to branch and office locations, as well as professional fees, software costs and other miscellaneous expenses. Corporate expenses, including corporate executive compensation, finance, legal and information technology, are included in consolidated Selling, general and administrative expense.

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets and customer relationships. The corresponding intangible assets were originally recognized in connection with the KKR and ValleyCrest acquisitions, as well as from subsequent acquisitions.

Other Expense (Income)

Other expense (income) consists primarily of losses on debt extinguishment as well as investment gains and losses related to investments held in Rabbi Trust.

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

Based on our most recent annual analysis as of July 1, 2025, the fair values for all identified reporting units exceeded the carrying values, and therefore no indicators of impairment existed for the reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 15.4%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if interest rates and market conditions continue to trend unfavorably or if our forecasts assumed in the fair value calculation are not realized. As of June 30, 2026, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net service revenues	$717.6	$708.3	$2,035.3	$1,970.0
Cost of services provided	565.7	537.4	1,631.4	1,524.8
Gross profit	151.9	170.9	403.9	445.2
Selling, general and administrative expense	114.5	106.2	345.9	343.5
Amortization expense	5.1	7.1	16.7	22.3
Income from operations	32.3	57.6	41.3	79.4
Other expense (income)	9.0	(0.7)	8.9	0.1
Interest expense, net	14.9	13.4	42.1	40.3
Income (loss) before income taxes	8.4	44.9	(9.7)	39.0
Income tax expense (benefit)	2.3	12.6	(2.3)	10.7
Net income (loss)	$6.1	$32.3	$(7.4)	$28.3
Earnings per Share	$(0.03)	$0.16	$(0.36)	$0.01
Adjusted EBITDA(1)	$96.1	$113.2	$228.6	$238.8
Adjusted Net Income(1)	$25.4	$45.5	$36.5	$72.6
Cash flows from operating activities	$46.0	$55.8	$128.3	$207.4
Adjusted Free Cash Flow(1)	$(12.7)	$(41.3)	$(37.2)	$25.8

(1) See the “Non-GAAP Financial Measures” section included below for a reconciliation to the most directly comparable GAAP measure.

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Net Service Revenues

Net service revenues for the three months ended June 30, 2026 increased $9.3 million, or 1.3%, to $717.6 million, from $708.3 million in the 2025 period. The increase was driven by an increase in Maintenance Services revenues of $9.1 million.

Gross Profit

Gross profit for the three months ended June 30, 2026 decreased $19.0 million, or 11.1%, to $151.9 million, from $170.9 million in the 2025 period. Gross margin decreased 290 basis points, to 21.2%, in the three months ended June 30, 2026, from 24.1% in the comparable 2025 period. The decrease in gross profit was primarily driven by a non-routine self-insurance adjustment and increased depreciation expense, partially offset by the increase in revenues described above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2026 increased $8.3 million, or 7.8%, to $114.5 million, from $106.2 million in the 2025 period. As a percentage of revenue, Selling, general and administrative expense increased 100 basis points for the three months ended June 30, 2026 to 16.0% from 15.0% in the 2025 period. The increase was primarily driven by non-routine self-insurance adjustment combined with increased selling costs driven by the Company's investment in new sellers, partially offset by a decrease in non-seller compensation costs.

Amortization Expense

Amortization expense for the three months ended June 30, 2026 decreased $2.0 million, or 28.2%, to $5.1 million from $7.1 million in the 2025 period. The decrease was principally due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other Expense (Income)

Other expense was $9.0 million for the three months ended June 30, 2026 compared to Other income of $0.7 million in the 2025 period. The increase of $9.7 was driven by the losses on the extinguishment of debt in connection with the Tenth Credit Agreement Amendment and the Eleventh Credit Agreement Amendment in fiscal 2026.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2026 increased $1.5 million, or 11.2%, to $14.9 million from $13.4 million in the 2025 period. The increase was driven by an increase in the Company's outstanding debt balance, a decrease in interest income associated with the Company's cash and cash equivalents balance, an increase in interest expense due to the impact of interest rate derivative contracts, and an increase in finance lease interest. These were partially offset by lower interest expense caused by the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2025.

Income Tax Expense

For the three months ended June 30, 2026, Income tax expense was $2.3 million compared to $12.6 million in the 2025 period. The decrease was primarily attributable to the change in Income before income taxes.

Net Income

For the three months ended June 30, 2026, Net income was $6.1 million compared to a Net income of $32.3 million in the 2025 period due to the changes noted above. Net income as a percentage of revenue was 0.9% for the three months ended June 30, 2026 compared to 4.6% for the three months ended June 30, 2025.

Adjusted EBITDA

Adjusted EBITDA decreased $17.1 million for the three months ended June 30, 2026, to $96.1 million, from $113.2 million in the 2025 period. Adjusted EBITDA as a percentage of revenue was 13.4% and 16.0% for the three months ended June 30, 2026 and 2025, respectively. The decrease in Adjusted EBITDA was primarily driven by a decrease of $18.7 million, or 22.9%, in Maintenance Services Segment Adjusted EBITDA, partially offset by an increase of $1.6 million, or 5.1%, in Development Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2026 decreased $20.1 million to $25.4 million, from $45.5 million in the 2025 period due to the changes noted above.

Nine Months Ended June 30, 2026 compared to Nine Months Ended June 30, 2025

Net Service Revenues

Net service revenues for the nine months ended June 30, 2026 increased $65.3 million, or 3.3%, to $2,035.3 million, from $1,970.0 million in the 2025 period. The increase was driven by an increase in Maintenance Services revenues of $98.0 million, partially offset by a decrease in Development Services revenues of $34.3 million.

Gross Profit

Gross profit for the nine months ended June 30, 2026 decreased $41.3 million, or 9.3%, to $403.9 million, from $445.2 million in the 2025 period. Gross margin decreased 280 basis points, to 19.8%, in the nine months ended June 30, 2026, from 22.6% in the comparable 2025 period. The decrease in gross profit was primarily driven by increased depreciation expense and a non-routine self-insurance adjustment, partially offset by the increase in revenues described above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended June 30, 2026 increased $2.4 million, or 0.7%, to $345.9 million, from $343.5 million in the 2025 period. As a percentage of revenue, Selling, general and administrative expense decreased 40 basis points for the nine months ended June 30, 2026 to 17.0% from 17.4% in the 2025 period. The increase was primarily driven by a non-routine self-insurance adjustment combined with increased selling costs driven by the Company's investment in new sellers, partially offset by a decrease in non-seller compensation costs.

Amortization Expense

Amortization expense for the nine months ended June 30, 2026 decreased $5.6 million, or 25.1%, to $16.7 million from $22.3 million in the 2025 period. The decrease was principally due to the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other Expense

Other expense was $8.9 million for the nine months ended June 30, 2026 compared to $0.1 million in the 2025 period. The change of $8.8 million was driven by the losses on the extinguishment of debt in connection with the Tenth Credit Agreement Amendment and the Eleventh Credit Agreement Amendment in fiscal 2026.

Interest Expense, Net

Interest expense, net for the nine months ended June 30, 2026 increased $1.8 million, or 4.5%, to $42.1 million from $40.3 million in the 2025 period. The increase was driven by an increase in interest expense due to the impact of interest rate derivative contracts, a decrease in interest income associated with the decrease in the Company's cash and cash equivalents balance combined with an increase in the Company's outstanding debt balance, and an increase in finance lease interest. These were partially offset by lower interest expense caused by the decrease in interest rates as a result of the repricing of our Series B Term Loans in fiscal 2025.

Income Tax (Benefit)

For the nine months ended June 30, 2026, Income tax benefit was $2.3 million compared to expense of $10.7 million in the 2025 period. The increase was primarily attributable to the change in Income (loss) before income taxes.

Net Loss (Income)

For the nine months ended June 30, 2026, Net loss was $7.4 million compared to a Net income of $28.3 million in the 2025 period due to the changes noted above. Net loss as a percentage of revenue was 0.4% for the nine months ended June 30, 2026 compared to 1.4% for the nine months ended June 30, 2025.

Adjusted EBITDA

Adjusted EBITDA decreased $10.2 million for the nine months ended June 30, 2026, to $228.6 million, from $238.8 million in the 2025 period. Adjusted EBITDA as a percentage of revenue was 11.2% and 12.1% for the nine months ended June 30, 2026 and 2025, respectively. The decrease in Adjusted EBITDA was primarily driven by an decrease of $5.5 million, or 8.3%, in Development Services Segment Adjusted EBITDA combined with a decrease of $4.7 million, or 2.7%, in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the nine months ended June 30, 2026 decreased $36.1 million to $36.5 million, from $72.6 million in the 2025 period due to the changes noted above.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted EBITDA
Net income (loss)	$6.1	$32.3	$(7.4)	$28.3
Income tax expense (benefit)	2.3	12.6	(2.3)	10.7
Interest expense, net	14.9	13.4	42.1	40.3
Depreciation expense	46.7	38.9	137.0	101.2
Amortization expense	5.1	7.1	16.7	22.3
Business transformation and integration costs (a)	6.3	4.2	19.0	21.2
Equity-based compensation (b)	4.9	4.7	13.7	14.1
Debt extinguishment (f)	9.8	—	9.8	0.7
Adjusted EBITDA	$96.1	$113.2	$228.6	$238.8
Adjusted Net (Loss) Income
Net income (loss)	$6.1	$32.3	$(7.4)	$28.3
Amortization expense	5.1	7.1	16.7	22.3
Business transformation and integration costs (a)	6.3	4.2	19.0	21.2
Equity-based compensation (b)	4.9	4.7	13.7	14.1
Debt extinguishment (f)	9.8	—	9.8	0.7
Income tax adjustment (c)	(6.8)	(2.8)	(15.3)	(14.0)
Adjusted Net Income	$25.4	$45.5	$36.5	$72.6
Adjusted Free Cash Flow
Cash flows provided by operating activities	$46.0	$55.8	$128.3	$207.4
Minus:
Capital expenditures	65.3	103.6	178.8	195.8
Plus:
Proceeds from sale of property and equipment	6.6	6.5	13.3	14.2
Adjusted Free Cash Flow	$(12.7)	$(41.3)	$(37.2)	$25.8

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation costs, and other.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Severance and related costs	$0.3	$—	$1.3	$(0.4)
Business integration (d)	—	0.2	0.2	-
IT, infrastructure, transformation, and other (e)	6.0	4.0	17.5	21.6
Business transformation and integration costs	$6.3	$4.2	$19.0	$21.2

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Tax impact of pre-tax income adjustments	6.2	3.1	16.0	14.0
Discrete tax items	0.6	(0.3)	(0.7)	-
Income tax adjustment	$6.8	$2.8	$15.3	$14.0

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
(e)
Represents expenses related to distinct initiatives, typically significant enterprise-wide changes, including actions taken as part of the Company's One BrightView initiative, and other non-operating expenses. Such expenses are excluded from the measures disclosed above since such expenses vary in amount based on occurrence as well as factors specific to each of the activities, are outside of the normal operations of the business, and create a lack of comparability between periods.
(f)
Represents losses on the extinguishment of debt related to the Tenth Credit Agreement Amendment, Eleventh Credit Agreement Amendment, and the Sixth Amendment to the Receivables Financing Agreement, in the nine months ended June 30, 2026, and the Ninth Credit Agreement Amendment, in the nine months ended June 30, 2025 and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.

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

Segment Results for the Three Months Ended June 30, 2026 and 2025

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the three months ended June 30, 2026 and 2025. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Three Months Ended June 30,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$517.9	$508.8	1.8%
Segment Adjusted EBITDA	$63.0	$81.7	(22.9)%
Segment Adjusted EBITDA Margin	12.2%	16.1%	(390) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the three months ended June 30, 2026 increased by $9.1 million, or 1.8%, from the 2025 period. Commercial Landscaping services increased by $11.7 million, or 2.3%, and Snow removal services decreased by $2.5 million or 42.0%. The increase in Commercial landscaping services revenue was driven by increased contract revenue and to a lesser extent ancillary services.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2026 decreased by $18.7 million to $63.0 million from $81.7 million in the 2025 period. Segment Adjusted EBITDA Margin decreased 390 basis points, to 12.2%, in the three months ended June 30, 2026, from 16.1% in the 2025 period. The decrease in Segment Adjusted EBITDA and Adjusted EBITDA Margin was primarily driven by a non-routine self-insurance adjustment, higher fuel prices, and continued investments in our sales force, partially offset by increased commercial landscaping revenue described above.

Development Services Segment Results

	Three Months Ended June 30,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$201.9	$201.3	0.3%
Segment Adjusted EBITDA	$33.1	$31.5	5.1%
Segment Adjusted EBITDA Margin	16.4%	15.6%	80 bps

Development Services Net Service Revenues

Development Services net service revenues for the three months ended June 30, 2026 remained relatively flat, increasing $0.6 million, or 0.3%, compared to the 2025 period.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2026 increased $1.6 million, to $33.1 million, compared to the 2025 period. Segment Adjusted EBITDA Margin increased 80 basis points to 16.4% for the three months ended June 30, 2026, from 15.6% in the 2025 period. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by the timing and mix of projects in the period, partially offset by a non-routine self insurance adjustment and increased investments in our sales force.

Segment Results for the Nine Months Ended June 30, 2026 and 2025

The following tables present Net service revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments for the nine months ended June 30, 2026 and 2025. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Nine Months Ended June 30,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$1,508.9	$1,410.9	6.9%
Segment Adjusted EBITDA	$168.0	$172.7	(2.7)%
Segment Adjusted EBITDA Margin	11.1%	12.2%	(110) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the nine months ended June 30, 2026 increased by $98.0 million, or 6.9%, from the 2025 period. Snow removal services increased by $82.7 million, or 39.2%, due to increased snowfall in the period1 and Commercial Landscaping services increased by $15.3 million, or 1.3%. The increase in Commercial Landscaping services revenue was driven by increases in contract and ancillary services revenues.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2026 decreased by $4.7 million to $168.0 million from $172.7 million in the 2025 period. Segment Adjusted EBITDA Margin decreased 110 basis points, to 11.1%, in the nine months ended June 30, 2026, from 12.2% in the 2025 period. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA Margin were primarily driven by a non-routine self-insurance adjustment, and continued investments in our sales force, partially offset by increased snow removal services and commercial landscaping revenue described above.

Development Services Segment Results

	Nine Months Ended June 30,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$530.7	$565.0	(6.1)%
Segment Adjusted EBITDA	$60.6	$66.1	(8.3)%
Segment Adjusted EBITDA Margin	11.4%	11.7%	(30) bps

Development Services Net Service Revenues

Development Services net service revenues for the nine months ended June 30, 2026 decreased $34.3 million, or 6.1%, compared to the 2025 period. The decrease was driven by the timing and mix of Development Services projects.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the nine months ended June 30, 2026 decreased $5.5 million, to $60.6 million, compared to the 2025 period. Segment Adjusted EBITDA Margin decreased 30 basis points to 11.4% for the nine months ended June 30, 2026, from 11.7% in the 2025 period. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by revenue described above, as well as a non-routine self insurance adjustment and increased investments in our sales force.

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

(in millions)	June 30, 2026	September 30, 2025
Cash and cash equivalents	$14.4	$74.5

Long-term debt	$875.3	$790.2
Total debt	$882.7	$790.2

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

Cash Flows

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended June 30,
(in millions)	2026	2025
Operating activities	$128.3	$207.4
Investing activities	$(165.3)	$(179.2)
Financing activities	$(23.1)	$(89.5)
Adjusted Free Cash Flow (1)	$(37.2)	$25.8

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2026 decreased $79.1 million to $128.3 million, from $207.4 million in the 2025 period. This decrease was primarily due to a decrease in cash provided by unbilled and deferred revenue, and accounts receivable.

Cash Flows (used) by Investing Activities

Net cash used by investing activities increased $13.9 million to $165.3 million for the nine months ended June 30, 2026 from $179.2 million in the 2025 period. The increase was primarily driven by a $17.0 million decrease in capital expenditures in comparison to the prior period.

Cash Flows (used) by Financing Activities

Net cash flows used by financing activities of $23.1 million for the nine months ended June 30, 2026 included repurchase of common stock and distributions of $42.8 million, repayments of finance lease obligations of $40.8 million, Series A preferred stock dividends of $26.9 million, repayments under the Receivables Financing Agreement of $13.0 million, and debt issuance and prepayment costs of $10.4 million. These uses of cash were partially offset by proceeds from our Receivables Financing Agreement of $104.5 million and increase in book overdrafts of $5.6 million.

Adjusted Free Cash Flow

Adjusted Free Cash Flow decreased $63.0 million to an outflow of $37.2 million for the nine months ended June 30, 2026 from an inflow of $25.8 million in the 2025 period. The decrease in Adjusted Free Cash Flow was due to a decrease in net cash provided by operating activities, partially offset by a decrease in cash used for capital expenditures, each as described above.

Working Capital

(in millions)	June 30, 2026	September 30, 2025
Net Working Capital:
Current assets	$609.8	$666.3
Less: Current liabilities	476.4	514.5
Net working capital	$133.4	$151.8

Net working capital is defined as current assets less current liabilities. Net working capital decreased $18.4 million to $133.4 million as of June 30, 2026, from $151.8 million as of September 30, 2025, primarily driven by a decrease in cash and cash equivalents of $60.1 million, increase in current portion of long term debt of $7.4 million and decrease in unbilled revenue of $2.0 million. This was partially offset by decreases in accrued expenses and other current liabilities of $20.3 million, accounts payable of $18.7 million, and deferred revenue of $8.4 million and an increase in accounts receivable, net of $7.9 million.

Description of Indebtedness

As of June 30, 2026, we were in compliance with all of our debt covenants and no event of default has occurred or was ongoing. See Note 7 “Long-term Debt” to our unaudited consolidated financial statements included under Part I, Item 1, “Financial Statements”.

Contractual Obligations and Commercial Commitments

As of June 30, 2026, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of September 30, 2025 in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company's market risk during the three months ended June 30, 2026. For quantitative and qualitative disclosures about market risk, see “Item 7A. Quantitative and Qualitative Disclosure of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026 at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the third fiscal quarter of 2026:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1, 2026 - April 30, 2026	351,799	$12.03	351,799	$101,933,781
May 1, 2026 - May 31, 2026	153,963	12.37	153,963	100,028,550
June 1, 2026 - June 30, 2026	241,248	12.44	241,248	97,028,561
Total	747,010	$12.23	747,010	$97,028,561

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

10.1

Amendment No. 10 to Credit Agreement, dated as of May 4, 2026, by and among BrightView Holdings Inc., BrightView Landscapes, LLC, each of the other credit parties thereto, the lenders or other financial institutions or entities party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2026)

10.2

Amendment No. 11 to Credit Agreement, including Annex A thereto, the Credit Agreement, dated as of June 17, 2026, by and among BrightView Holdings, Inc., BrightView Landscapes, LLC, each of the other credit parties thereto, the lenders or other financial institutions or entities party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2026)

10.3

Sixth Amendment to the Receivables Financing Agreement, including Exhibit A thereto, a marked version of the Receivables Financing Agreement, dated as of June 12, 2026, by and among BrightView Funding LLC, as borrower, BrightView Landscapes, LLC, as initial servicer, and PNC Bank, National Association, as lender, letter of credit bank, letter of credit participant and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2026)

19.1*	Insider Trading Policy (as updated May 2026)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightView Holdings, Inc.

Date: August 4, 2026	By:	/s/ Brian Jackson

Brian Jackson
Chief Accounting Officer
(Principal Accounting Officer)