Form 10-K
period 2026-09-30
BrightView Holdings, Inc.
filed 2026-11-10
CIK 1734713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2026

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

As of March 31, 2026, the last day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $823.9 million, based on the number of shares held by non-affiliates as of March 31, 2026 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of registrant’s Common Stock outstanding as of October 31, 2026 was 91,200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on March 4, 2027, are incorporated by reference into Part III of this Report.

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
•
Our variable rate indebtedness subjects us to interest rate risk, which has caused our debt interest expense to increase significantly.
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

v

•
Our business is affected by general business, financial market and economic conditions, which could adversely affect our financial position, results of operations and cash flows.
•
Increases in raw material costs, fuel prices, wages and other operating costs can adversely impact our business, financial position, results of operations and cash flows.
•
Changes in our ability to source adequate supplies and materials in a timely manner may result in delays or disruptions to our business.
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
•
Maintaining the requirements of being a public company may strain our resources and divert management’s attention.
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

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 3 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 270 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

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

As the largest player in the highly attractive and growing $123 billion commercial landscape maintenance and snow removal market, we believe our size and scale present several compelling value propositions for our customers and allow us to offer a single-source landscaping services solution to a diverse group of commercial customers across the United States. We serve a broad range of end market verticals, including corporate and commercial properties, Homeowners Associations (HOAs), public parks, hotels and resorts, hospitals and other healthcare facilities, educational institutions, restaurants and retail, and golf courses, among others. BrightView also serves as Field Consultant to Major League Baseball. Our diverse customer base includes approximately 7,400 office parks and corporate campuses, 6,600 residential communities, and 520 educational institutions. We believe that due to our geographic scale and breadth of service offerings, we are the only commercial landscaping services provider able to service clients whose geographically disperse locations require a broad range of landscaping services delivered consistently and with high quality. Our top ten customers accounted for approximately 17% of our fiscal 2026 revenues, with no single customer accounting for more than 4% of our fiscal 2026 revenues.

Our business model is characterized by stable, recurring revenues, a scalable operating model, strong operating margins, limited capital expenditures, and low working capital requirements. For the year ended September 30, 2026, we generated net service revenues of $2,712.6 million, net income of $1.0 million and Adjusted EBITDA of $328.9 million, with a net income margin of 0.0% and an Adjusted EBITDA margin of 12.1%. For a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to their most directly comparable GAAP measures, see "Non-GAAP Financial Measures" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

2026 Maintenance Services Revenue by End Market (1)

36%
36%
9%
6%
5%
4%
4%
1%
HOA
Corporate
Public Places
Hospitals
Retail
Hotels & Resorts
Education
Other

(1) Reflects the fiscal year ended September 30, 2026.

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

(1) Reflects cumulative annual snowfall at locations where BrightView has a presence. Data source:National Oceanic and Atmospheric Administration - National Weather Service.

For the year ended September 30, 2026, in Maintenance Services, we generated net service revenues of $2,004.6 million, including $293.0 million from snow removal services, and Segment Adjusted EBITDA of $241.7 million, with a Segment Adjusted EBITDA Margin of 12.1%.

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

We perform our services across the full spectrum of project sizes, with landscape development projects generally ranging from $100,000 to over $10 million, with an average size of approximately $1.6 million.

Depending on the scope of the work, the contracts can vary in length from 2-3 months to 2-3 years. We largely self-perform our work, and we subcontract certain services where we have strategically decided not to allocate resources, such as fencing, lighting and parking lot construction. We believe that our capabilities as a single-source landscape development provider represent a point of comfort for our customers who can be certain that we are managing their landscape development project from inception to completion.

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

For the year ended September 30, 2026, in Development Services, we generated net service revenues of $714.9 million and Segment Adjusted EBITDA of $87.2 million, with a Segment Adjusted EBITDA Margin of 12.2%.

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

In July 2018, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on the New York Stock Exchange under the symbol “BV.” Our principal executive offices are located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

In November 2023, the Company launched our One BrightView initiative to position ourselves for sustained profitable growth. Through this, BrightView has undergone an organizational transformation re-centered around a customer centric approach, investing in frontline employees, and streamlining our operating structure.

Market Opportunity

Commercial Landscaping Services Industry

The landscape services industry consists of landscape maintenance and development services, as well as a number of related ancillary services such as tree care and snow removal, for both commercial and residential customers. BrightView operates only within the commercial sectors of each of the landscape maintenance, landscape development and snow removal industries. In 2026, commercial landscape maintenance, including snow removal, represents a $123 billion industry that is characterized by a number of attractive market drivers. The industry benefits from commercial customers’ need to provide consistently accessible and aesthetically-pleasing environments. Due to the essential and non-discretionary need of these recurring services, the commercial landscape maintenance services and snow removal services industries have exhibited, and are expected to continue to exhibit, stable and predictable growth.

Highlighting the consistency of this growth, the combined industry is expected to grow at a 1.8% CAGR from 2022 through 2029, as depicted in the chart below:

Growth in the U.S. Commercial Landscaping and Snow Removal Services Industry (US$ in billions) (1)

(1) Source: IBISWORLD - Landscaping Services in the U.S (May 2026), IBISWorld - Snowplowing Services in the U.S (July 2026). Presents commercial landscaping services and commercial snowplowing services as a share of the overall U.S. market at rates constant with IBISWorld figures for 2026.

In addition to its stable characteristics, the industry is also highly fragmented. Despite being the largest provider of commercial landscaping services, we currently hold only a 1.6% share of the combined landscape maintenance and snow removal market, representing a significant opportunity for future consolidation. According to the 2026 IBISWorld Report, there are over 680,000 enterprises providing landscape maintenance services in the United States. The majority of industry participants are classified as sole proprietors, with a limited set of companies having the capabilities to deliver sophisticated, large-scale landscaping services or operate regionally or nationally. The chart below illustrates the segmentation of the landscape maintenance industry and highlights BrightView’s coverage of the non-residential sectors of the industry:

(1)
Source: IBISWorld-Landscaping Services in the U.S. (May 2026)
(2)
Source: IBISWorld-Snowplowing Services in the U.S. (July 2026)

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
•
Increased Focus on Corporate Campus Environments. Corporations have increasingly invested in creating a unique and welcoming atmosphere for employees, clients and tenants by enhancing their corporate campus environments. Irrespective of whether a headquarters or corporate campus is located in an urban or suburban area, we believe that companies are increasingly viewing their exterior landscaping as a competitive differentiator and are making significant investments to create visually appealing outdoor spaces.
•
Growth of Private Non-residential Construction. Over the next five years, the overall U.S. landscape maintenance industry is projected to be supported by rising construction and economic activity. According to the 2026 IBISWorld Industry Reports, private non-residential construction is forecasted to grow at an annualized rate of approximately 2.0% over the five years leading to 2031. We believe growth in commercial construction promotes growth in commercial landscape maintenance and development services.

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

Our maintenance services model is grounded in our branch network. For example, a representative maintenance services branch typically serves 25-150 customers across 50-250 sites, generating between $5 million and $20 million in annual revenues. Each branch is led by a branch manager, who focuses on performance drivers, such as customer satisfaction, crew retention, safety and tactical procurement. Branch managers are supported by operations managers, who focus on managing crew leaders, and account managers, who focus on customer retention and sales of landscape enhancement services. Each branch is also supported by 2-3 dedicated business developers, who are focused on winning new customers at a local level. In addition to our network of branch managers, operations managers and account managers, our platform is differentiated by a highly experienced team of operational vice presidents, organized regionally, with an average tenure of 22 years. These team members are responsible for leading, teaching and developing branch managers as well as maintaining adherence to key operational strategies. Our senior operating personnel also foster a culture of engagement and emphasize promotion from within, which has played a key role in making BrightView the employer of choice within the broader landscape maintenance industry.

Our Development Services organization is centered around approximately 50 branch locations strategically located in large metropolitan areas with supportive demographics for growth and real estate development. Certain facilities used by our Development Services segment are shared or co-located with our Maintenance organization. Our Development Services branch network is supported by centralized support functions similar to our Maintenance Services organization.

Our scale allows us to centralize key functions, which enables our branch management team to focus their efforts on fostering deep customer relationships, delivering excellent service, and finding new revenue opportunities. As branches grow and we win new business, our branch model is easily scalable within an existing, well-developed region based management structure with supporting corporate infrastructure.

Human Capital

Employees

As of September 30, 2026, we had a total of approximately 17,700 employees, including seasonal workers, consisting of approximately 16,700 full-time and approximately 1000 part-time employees in our two business segments. The number of part-time employees varies significantly during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the spring and summer seasons, which correspond with our third and fourth fiscal quarters. The approximate number of full-time employees by segment, as of September 30, 2026, is as follows: Maintenance Services: 14,200; Development Services: 2,100. In addition, our corporate staff is approximately 400 employees. Approximately 5% of our employees are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory. Historically, we have used, and expect to continue to use in the future, a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. We employed approximately 800 and 1,500 seasonal workers in 2026 and 2025, respectively, through the H-2B visa program.

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

Weather Conditions

Weather may impact the timing of performance of landscape maintenance and enhancement services and progress on development projects from quarter to quarter. Less predictable weather patterns, including snow events in the winter, hurricane-related cleanup in the summer and fall, and the effects of abnormally high rainfall or drought in a given market, can impact both our revenues and our costs, especially from quarter to quarter, but also from year to year in some cases. Extreme weather events such as hurricanes and tropical storms can result in a positive impact to our business in the form of increased enhancement services revenues related to cleanup and other services. However, such weather events may also negatively impact our ability to deliver our contracted services, sell and deliver enhancement and development services or impact the timing of performance.

In our seasonal markets, the performance of our snow removal services is correlated with the amount of snowfall, the number of snowfall events and the nature of those events in a given season. We benchmark our performance against ten-, fifteen-, and thirty-year averages.

Intellectual Property

We hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that are necessary to the operations of our businesses. As of September 30, 2026, we had a number of marks that were protected by registration (either by direct registration or by treaty) in the United States. Other than the BrightView brand, which includes our logo design, and the BrightView word mark, we do not consider our service marks, trademarks, or trade names to be material to the operations of our business.

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

These federal, state and local laws and regulations include laws relating to wages and hours, immigration, permitting and licensing, workers’ safety, tax, healthcare reforms, collective bargaining and other labor matters, environmental, federal motor carrier safety, employee benefits and privacy, customer data security, among others. We must also meet certain requirements of federal and state transportation agencies, including requirements of the U.S. Department of Transportation and Federal Motor Carrier Safety Administration, with respect to certain types of vehicles in our fleets. We are also regulated by federal, state and local laws, ordinances and regulations which are enforced by Departments of Agriculture, environmental regulatory agencies and similar government entities.

Employee and Immigration Matters

We are subject to various federal, state and local laws and regulations governing our relationship with and other matters pertaining to our employees, including regulations relating to wage and hour, working conditions, safety, citizenship or work authorization and related requirements, insurance and workers’ compensation, anti-discrimination, collective bargaining and other labor matters.

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

Environmental Matters

Our businesses are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, the Oil Pollution Act and the Clean Water Act, each as amended. Among other things, these laws and regulations regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, handling and management of hazardous substances and wastes and the registration, use, notification and labeling of pesticides, herbicides and fertilizers, and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by us or prior owners or operators, at sites we currently own, lease or operate, customer sites or third-party sites to which we sent hazardous substances. In addition, there are a number of proposed and pending rules and regulations relating to climate-related disclosures that we will be subject to if such rules become effective and survive pending legal challenges. For example, California recently adopted S.B. 261 and S.B. 253 requiring companies to publicly disclose various climate-related disclosures including the results of certain companies’ environmental risks assessment and annual greenhouse gas emissions. During fiscal 2026, there were no material capital expenditures for environmental control facilities.

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

Sales and Marketing

Our sales and marketing efforts are focused on both developing new customers and increasing penetration at existing customers. We primarily sell our services to businesses, commercial property managers, general contractors and landscape architects through our professionally trained core sales force. We have a field-based sales approach driven by our growing team of more than 363 business developers that are focused on winning new customers at a local level. We also have a separate 20-member sales team that is focused on targeting and capturing high-value, high-margin opportunities, including national accounts. Within our Maintenance Services segment, every customer relationship is maintained by one of our more than 660+ branch-level account managers, who are responsible for ensuring customer satisfaction, tracking service levels, promoting enhancement services and driving contract renewals. We believe our decentralized approach to customer acquisition and management facilitates a high-level of customer service as local managers are empowered and incentivized to better serve customers and grow their respective businesses.

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

Fleet

Our highly visible fleet of approximately 15,000 trucks and trailers foster the strong brand equity associated with BrightView. We manage our fleet with a dedicated centralized team, that focuses on compliance, maintenance, asset utilization and procurement. We believe we have the largest fleet of vehicles in the commercial landscape maintenance industry.

Sourcing and Suppliers

Our scale and broad national network make us an attractive partner for leading manufacturers and suppliers across the landscaping industry, enabling us to maintain strong, long-standing relationships with our supply base. We generally procure products through purchase orders rather than long-term contracts with firm purchase commitments, providing flexibility to respond to changing customer demand and market conditions.

We source equipment, supplies and related materials from a diverse range of suppliers, including manufacturers and distributors of landscaping equipment, fertilizer, seed, chemicals and other agricultural products, irrigation equipment, nursery goods, outdoor lighting, hardscapes and other landscaping products.

Within each product category, we identify and develop strategic partnerships with a select group of best-in-class suppliers. We evaluate potential and existing strategic partners based on factors including brand and market recognition, product quality, pricing, product support and services, service levels, delivery capabilities and terms, and strategic alignment within our business. Our close collaboration with these strategic partners helps us maintain access to high-quality products and industry-leading brands, support our customers' evolving needs, and adapt efficiently to changes in market conditions.

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

We operate in markets with relatively few large competitors, but barriers to entry in the landscape services industry are low, which has led to highly competitive markets consisting of numerous entities ranging from small or local operators to large regional businesses, as well as customers who may choose not to outsource their landscape maintenance services. Any of our competitors may foresee the course of market development more accurately than we do, provide superior service, have the ability to deliver similar services at a lower cost, develop stronger relationships with our customers and other consumers in the landscape services industry, adapt more quickly to evolving customer requirements, devote greater resources to the promotion and sale of their services or access financing on more favorable terms than we can obtain. In addition, while regional competitors may be smaller than we are, some of these businesses may have a greater presence than we do in a particular market. As a result of any of these factors, we may not be able to compete successfully with our competitors, which could have an adverse effect on our business, financial position, results of operations and cash flows.

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

In addition, our former employees may start landscape services businesses similar to ours and compete directly with us. While our employees customarily sign non-competition agreements, such agreements do not fully protect us against competition from former employees and may not be enforceable depending on applicable law and/or circumstances. The Federal Trade Commission (the “FTC”) previously approved rules banning non-competition agreements, which were later vacated. Although this rule banning non-competition agreements has been vacated, the FTC has initiated enforcement actions against companies utilizing non-competition agreements with their employees. Furthermore, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement or if future rulemaking in this area will occur. Any increased competition from businesses started by former employees may reduce our market share and adversely affect our business, financial position, results of operations and cash flows.

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

A significant portion of our contracts are subject to competitive bidding and/or are negotiated on a fixed- or capped-fee basis for the services covered. Such contracts generally require that the total amount of work, or a specified portion thereof, be performed for a single price irrespective of our actual costs. With respect to our Development Services segment, these contracts may be for complex, multi-year projects that are exposed to inherent risks related to forecasting, estimations, budgeting, project management and delivery. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause the contract not to be as profitable as we expected could cause us to incur losses and/or cause damage to our reputation.

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

As a provider of snow removal services, our revenues are impacted by the frequency, amount, timing and location of snowfall in the regions in which we offer our services. A high number of snowfalls in a given season generally has a positive effect on the results of our operations. However, snowfall in the months of March, April, October and/or November could have a potentially adverse effect on ordinary course maintenance landscape services typically performed during those periods. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, Mid-Atlantic and Northeast regions of the United States) or a sustained period of reduced snowfall events in one or more of the geographic regions in which we operate will likely cause revenues from our snow removal services to decline in such year, which in turn may adversely affect our revenues, results of operations and cash flow. The regions that we service averaged 1,924 inches of annual snowfall in calendar year 2025, 1,696 inches of annual snowfall in calendar year 2024, and 1,967 inches of annual snowfall in calendar year 2023. In the past ten-, fifteen- and thirty-year periods, the regions that we service have averaged 2,331 inches, 2,462 inches, and 2,698 inches of annual snowfall, respectively. However, there can be no assurance that these regions will receive seasonal snowfalls near their historical average in the future. Variability in the frequency and timing of snowfalls creates challenges associated with budgeting and forecasting for the Maintenance Services segment. Additionally, the effects of climate change may impact the frequency and total amounts of future snowfall, which could have a material adverse effect on our revenues, results of operations and cash flow.

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

We have historically relied on the H-2B visa program to bring workers to the United States on a seasonal basis. We employed approximately 800 seasonal workers in fiscal year 2026 and 1,500 seasonal workers in fiscal year 2025 through the H-2B visa program. If we are unable to hire sufficient numbers of seasonal workers, through the H-2B visa program or otherwise, we may experience a labor shortage. In the event of a labor shortage, whether related to seasonal or permanent staff, we could experience difficulty in delivering our services in a high-quality or timely manner and could experience increased recruiting, training and wage costs in order to attract and retain employees, which would result in higher operating costs and reduced profitability.

As of September 30, 2026, we had approximately 17,700 employees, approximately 5% of which are represented by a union pursuant to collective bargaining agreements. If a significant number of our employees were to attempt to unionize, and/or successfully unionized, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could result in strikes or other work stoppages disrupting our operations, and new union contracts could increase operating and labor costs. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. Moreover, certain of the collective bargaining agreements we participate in require periodic contributions to multiemployer defined benefit pension plans. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Additionally, in the event we were to withdraw from some or all of these plans as a result of our exiting certain markets or otherwise, and the relevant plans are underfunded, we may become subject to a withdrawal liability. The amount of these required contributions may be material.

Our business could be adversely affected by a failure to properly verify the employment eligibility of our employees.

We use the U.S. government’s “E-Verify” program to verify employment eligibility for all new employees throughout our company. However, use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. Additionally, E-Verify may be inaccessible during outages or government shutdowns. Although we use E-Verify and require all new employees to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or penalties, and adverse publicity that negatively impacts our reputation and may make it more difficult to hire and keep qualified employees. We are subject to regulations of U.S. Immigration and Customs Enforcement, or ICE, and we are audited from time to time by ICE for compliance with work authentication requirements. While we believe we are in compliance with applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions. See “Business-Regulatory Overview-Employee and Immigration Matters.”

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

Accounting for our numerous historical transactions has resulted in the generation of various amounts of goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our segments based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States (“GAAP”), goodwill and indefinite lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2026, the net carrying value of goodwill and other intangible assets, net, represented $2,060.4 million, or 60% of our total assets. A future impairment, if any, could have a material adverse effect to our financial position or results of operations. For example, the fair value of our Maintenance reporting unit exceeded the carrying value by 7.1%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value, we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. See Note 7 "Intangible Assets, Goodwill, Acquisitions, and Divestitures” to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

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

On July 4th 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”) that includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. The most significant impact to the Company of the OBBBA at this time is the permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under 163(j) to the current tax estimate. These provisions have significantly increased our deferred taxes and generated federal net operating losses. However, because our tax provision is based on both current and deferred tax, we believe the impact to our income statement will be immaterial.

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

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information of our customers, employees and third parties. Intentional or unintentional acts of customers, employees and third parties, including unlawful or unauthorized activities by third parties, and failures in systems, software, encryption technology, or other tools may facilitate or result in a compromise or breach of these systems. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack, cyber-intrusion, ransomware attacks, phishing attempts or other social engineering attempts to fraudulently induce the transfer of company funds, including by computer hackers, foreign governments and cyber terrorists. Geopolitical instability, including overseas conflicts, may increase the risk that we will experience cyber-attacks or cyber-intrusions. To the extent artificial intelligence (“AI”) capabilities continue to evolve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers, and other business partners and third-party providers. Any unauthorized disclosure of confidential information could damage our reputation, interrupt our operations and could result in a violation of applicable laws, regulations, industry standards or agreements and potentially subject us to costs, penalties and liabilities. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flow. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs incurred will be fully insured.

Additionally, the increased prevalence and use of AI and our efforts to potentially incorporate AI in our business may heighten the risks mentioned above related to cybersecurity incidents. We, and certain of our vendors and other third party service providers, may increasingly utilize AI-enabled technologies to support various business functions. The use of AI may create governance risks associated with inaccurate, incomplete or biased outputs; unauthorized disclosure of confidential, proprietary or personal information; cybersecurity vulnerabilities; and evolving regulatory requirements governing the development, deployment and use of AI technologies. In addition, third-party AI tools and service providers may not operate in accordance with our expectations or applicable legal and regulatory requirements, and we may have limited visibility into or control over their development, training methodologies, security practices or use of data. Failures to manage these risks could have a material adverse effect on our business, financial position and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition.

We have a significant amount of indebtedness. As of September 30, 2026, we had total indebtedness of $882.1 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $300.0 million and $73.1 million, respectively. See Note 9 "Long-term Debt" to our audited consolidated financial statements included in Part II. Item 8 in this Form 10-K.

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

Borrowings under our Credit Agreement and Receivables Financing Agreement are at variable rates of interest and expose us to interest rate risk. Increases in interest rates can result in increases to the cost of servicing our debt under our Credit Agreement and Receivables Financing Agreement. For the year ended September 30, 2026, our interest expense was $55.4 million, compared to $53.7 million for the year ended September 30, 2025. Moreover, borrowings under our Credit Agreement and Receivables Financing Agreement bear interest at a rate per annum based on a secured overnight financing rate (SOFR), plus a margin. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, our ability to refinance some or all of our existing indebtedness may be impacted and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition and results of operations could be materially adversely affected. Additionally, if we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

Our employees, directors, officers and affiliates, including KKR and One Rock, hold substantial amounts of shares of our common stock and all of our outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which is convertible into shares of our common stock. As of September 30, 2026, the Affiliated Investors held approximately 21,533,123 shares of our common stock and 500,000 shares of our Series A Preferred Stock, which represents, in the aggregate, approximately 51.9% of our outstanding shares of common stock and preferred stock (on an as-converted basis). Sales of a substantial number of shares of our common stock in the public market by these stockholders, such as the underwritten sale of 11.6 million shares of common stock by KKR in June 2025, or the perception that such sales could occur, could substantially decrease the market price of our common stock. Conversion of a substantial number of shares of the Series A Preferred Stock into shares of our common stock, or the perception that such conversion could occur, could also decrease the market price of our common stock. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

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

As of September 30, 2026, the Affiliated Investors beneficially owned approximately 51.9% of the combined voting power of our outstanding shares of preferred stock and common stock. As a result, the Affiliated Investors have the ability to influence the election of our directors and the outcome of other corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. Additionally, four members of our Board of Directors are affiliated with certain of the Affiliated Investors and so the Affiliated Investors also have significant control over our business, policies and affairs by their affiliates serving as directors of our Company. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders, including a change in control of the Company, or that could be disadvantageous to our shareholders with interests different from our Affiliated Investors. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Increases in raw material costs, fuel prices, wages and other operating costs can adversely impact our business, financial position, results of operations and cash flows.

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

Changes in our ability to source adequate supplies and materials in a timely manner may result in delays or disruptions to our business.

Our ability to offer a wide variety of services to our customers is dependent upon our ability to obtain adequate supplies, materials and products from manufacturers, distributors and other suppliers. Any disruption or shortage in our sources of supply due to unanticipated increased demand or disruptions in production or delivery of products such as fertilizer, chemicals, road salt and mulch, could result in a loss of revenues, reduced margins and damage to our relationships with customers. Such disruptions may result from weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor and truck drivers, shipping capacity constraints, military conflicts, acts of terrorism, public health emergencies, civil unrest, or other factors beyond our control. Distributor or supply chain issues could result in, among other things, unmet consumer demand, reduced preference for our services, customer purchasing services from competitors, strained customer relationships, additional competition and new entrants into the market, and loss of potential sales and revenue.

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

Natural disasters, terrorist attacks, global health emergencies and other adverse external events could materially damage our facilities or disrupt our operations, or damage the facilities or disrupt the operations of our customers or suppliers. Additionally, a pandemic or other public health emergency, together with preventative measures taken to contain or mitigate such crises, and could affect the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, labor supply and costs, and interest rates. The occurrence of any such event could also prevent us from providing services and adversely affect our business, financial position and results of operations.

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

Maintaining the requirements of being a public company may strain our resources and divert management’s attention .

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

The Chief Legal Officer acts as the Company’s Data Breach Coordinator and leads our Cyber Crisis and Data Breach Response Committee (the “Committee”) which consists of the Company’s Chief Technology Officer, Chief Financial Officer and Chief Accounting Officer. Cybersecurity incidents that may significantly impact the confidentiality, integrity, or availability of the Company’s data or the reliability of the Company’s systems or networks are reported to the Committee. The Committee assesses the materiality of each incident, using both quantitative and qualitative analyses to determine an incident’s immediate and reasonably likely future impacts. Such cybersecurity incidents are also reported to the Audit Committee. The Company’s Data Governance Committee has oversight over how the Company's data is handled and shared with third parties and is comprised of the Company’s Chief Technology Officer, Chief Legal Officer, Chief Human Resources Officer, Chief Accounting Officer, Vice President of Business Shared Services and Chief Audit Executive.

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

Item 2. Properties

Our corporate headquarters is a leased facility located at 980 Jolly Road, Suite 300, Blue Bell, Pennsylvania 19422.

We and our operating companies own and lease a variety of facilities primarily located in the United States, for branch and service center operations as well as for office, call center and storage space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than our headquarters listed above, used by each of our operating segments as of September 30, 2026. We believe that these facilities, when considered with our headquarters, are in good operating condition and are suitable and adequate to support the current needs of our business.

Segment (1)	Owned Facilities	Leased Facilities
Maintenance Services	29	199
Development Services	4	13
Corporate	—	1
Total	33	213

(1) 31 facilities are shared between our Maintenance Services and Development Services segments and each facility is counted once, in the Maintenance Services segment, to avoid double counting. The Company leases 20 of our shared facilities and owns 11.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BV” on June 28, 2018. Prior to that time, there was no public market for our common stock. As of September 30, 2026 there were 193 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Common Share Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. We did not declare or pay dividends to the holders of our common stock in the fiscal year ended September 30, 2026.

Unregistered Sales of Equity Securities

None.

Company Repurchases of Equity Securities

The following table provides information about the Company's share repurchase activity during the fourth fiscal quarter of 2026.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1, 2026 - July 31, 2026	209,593	14.31	209,593	$94,028,569
August 1, 2026 - August 31, 2026	521,866	11.50	521,866	$88,028,574
September 1, 2026 - September 30, 2026	449,817	11.12	449,817	$83,028,582
Total	1,181,276	$11.85	1,181,276	$83,028,582

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

The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Russell 2000 (“R2000”) Index and the Russell 2500 Waste & Disposal Services (“R2500 Services”) Index from September 30, 2021 through September 30, 2026. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the R2000 Index and the R2500 Services Index assumes any dividends were reinvested on the date paid. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

This section of this Form 10-K generally discusses the fiscal years ended September 30, 2026 and 2025 and year to year comparisons between the fiscal years ended September 30, 2026 and 2025. The discussion around results of operations for the fiscal year ended September 30, 2024 and a comparison of our results for the fiscal years ended September 30, 2025 and 2024 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended September 30, 2025, filed with the SEC on November 19, 2025 and is incorporated by reference herein (Fiscal Year Ended September 30, 2025 10-K).

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

Overview

Our Company

We are the largest provider of commercial landscaping services in the United States, with revenues approximately 3 times those of our next largest commercial landscaping competitor. We provide commercial landscaping services ranging from landscape maintenance and enhancements to tree care and landscape development. We operate through a differentiated and integrated national service model which systematically delivers services at the local level by combining our network of over 270 branches with a qualified service partner network. Our branch delivery model underpins our position as a single-source end-to-end landscaping solution provider to our diverse customer base at the national, regional and local levels, which we believe represents a significant competitive advantage. We believe our commercial customer base understands the financial and reputational risk associated with inadequate landscape maintenance and considers our services to be essential and non-discretionary.

Our Segments

We report our results of operations through two reportable segments: Maintenance Services and Development Services. We serve a geographically diverse set of customers through our strategically located network of branches in 37 U.S. states and, through our qualified service partner network, we are able to efficiently provide nationwide coverage across the United States.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists of costs incurred related to compensation and benefits for management, sales and administrative personnel, equity-based compensation, branch and office rent and facility operating costs, depreciation expense related to branch and office locations, as well as professional fees, software costs, and other miscellaneous expenses. Corporate expenses, including corporate executive compensation, finance, legal and information technology, are included in consolidated selling, general and administrative expense.

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

Interest Expense Net

Interest expense, net consists primarily of interest expense related to our long term debt as well as interest income related to our cash and cash equivalents. See Note 9 "Long-term Debt" to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K.

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

Acquisitions

In addition to our organic growth, we have grown, and expect to continue to grow, our business through acquisitions in an effort to better service our existing customers and attract new customers. These acquisitions focused on increasing our density and leadership positions in existing local markets, entering into attractive new geographic markets, expanding our portfolio of landscape enhancement services, and improving technical capabilities in specialized services.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated.

	Year Ended September 30,
(in millions)	2026	2025
Net service revenues	$2,712.6	$2,672.8
Cost of services provided	2,159.7	2,051.1
Gross profit	552.9	621.7
Selling, general and administrative expense	456.3	457.8
Amortization expense	21.8	29.3
Income from operations	74.8	134.6
Other expense (income)	9.3	(0.4)
Interest expense, net	55.4	53.7
Income before income taxes	10.1	81.3
Income tax expense	9.1	25.3
Net income	$1.0	$56.0
Basic earnings per share	$(0.37)	$0.13
Adjusted EBITDA(1)	$328.9	$352.3
Adjusted Net Income(1)	$62.3	$113.2
Cash flows from operating activities	$184.7	$291.8
Adjusted Free Cash Flow(1)	$(2.2)	$65.2

(1) See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.

Fiscal Year Ended September 30, 2026 compared to Fiscal Year Ended September 30, 2025

Net Service Revenues

Net service revenues for the fiscal year ended September 30, 2026 increased $39.8 million, or 1.5%, to $2,712.6 million, from $2,672.8 million in the 2025 period. The increase was driven by an increase in Maintenance Services revenues of $113.3 million, partially offset by a decrease in Development Services revenues of $74.2 million as discussed further below in Segment Results.

Gross Profit

Gross profit for the fiscal year ended September 30, 2026 decreased $68.8 million, or 11.1%, to $552.9 million, from $621.7 million in the 2025 period. Gross margin for the fiscal year ended September 30, 2026 decreased 290 basis points to 20.4% from 23.3% in the 2025 period. The decreases in gross profit was primarily driven by increased depreciation expense and a non-routine self-insurance adjustment, partially offset by the increase in revenues described above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the fiscal year ended September 30, 2026 decreased $1.5 million, or 0.3%, to $456.3 million, from $457.8 million in the 2025 period. As a percentage of revenue, selling, general and administrative expense decreased 30 basis points for the fiscal year ended September 30, 2026 to 16.8%, from 17.1% in the 2025 period. The decrease was primarily driven by a decrease in non-seller compensation costs, partially offset by a non-routine self-insurance adjustment combined with increased selling costs driven by the Company's investment in new sellers.

Amortization Expense

Amortization expense for the fiscal year ended September 30, 2026 decreased $7.5 million, or 25.6%, to $21.8 million, from $29.3 million in the 2025 period. The decrease was due the decrease in the amortization of intangible assets, based on the pattern consistent with expected future cash flows calculated at the time the assets were acquired.

Other (Income) Expense

Other expense was $9.3 million for the fiscal year ended September 30, 2026 compared to other income of $0.4 million in the 2025 period. The $9.7 million decrease in other income was the losses on the extinguishment of debt in connection with the Tenth Credit Agreement Amendment and the Eleventh Credit Agreement Amendment in fiscal 2026, partially offset by changes in the value of investments held in the Rabbi Trust.

Interest Expense

Interest expense for the fiscal year ended September 30, 2026 increased $1.7 million, or 3.2%, to $55.4 million, from $53.7 million in the 2025 period. The increase was driven principally by the increase in the Company's long term debt balance combined with a decreased interest income generated by the Company's interest rate derivative contracts and the Company's cash and cash equivalents balance, and increased finance lease interest expense. These were partially offset by lower interest expense caused by the decrease in interest rates as a result of repricing our Series B Term Loans in fiscal 2025.

Income Tax Expense

For the fiscal year ended September 30, 2026, income tax expense decreased $16.2 million, or 64.0%, to $9.1 million, compared to $25.3 million in the 2025 period. The change in income tax expense is primarily attributable to the decrease in the Company’s pretax income of $71.2 million compared to the current period.

Net Income

For the fiscal year ended September 30, 2026, net income decreased by $55.0 million, to a net income of $1.0 million, from $56.0 million in the 2025 period. The decrease in net income was primarily due to the changes noted above.

Dividends on Series A Convertible Preferred Shares

Dividends on Series A Convertible Preferred Shares were $35.8 million for the fiscal years ended September 30, 2026 and 2025.

Adjusted EBITDA

Adjusted EBITDA decreased $23.4 million for the fiscal year ended September 30, 2026, to $328.9 million, from $352.3 million in the 2025 period. Adjusted EBITDA margin was 12.1% and 13.2% for the fiscal years ended 2026 and 2025, respectively. The decrease in Adjusted EBITDA was principally driven by a decrease of $19.6 million, or 18.4% in Development Services Segment Adjusted EBITDA, and a decrease of $3.8 million, or 1.5% in Maintenance Services Segment Adjusted EBITDA, as discussed further below in Segment Results.

Adjusted Net Income

Adjusted Net Income for the fiscal year ended September 30, 2026 decreased $50.9 million to $62.3 million, from $113.2 million in the 2025 period due to the changes noted above.

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

Segment Results for the Fiscal Years Ended September 30, 2026 and September 30, 2025

The following tables present Net Service Revenues, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each of our segments. Changes in Segment Adjusted EBITDA Margin are shown in basis points, or bps.

Maintenance Services Segment Results

	Year Ended September 30,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$2,004.6	$1,891.3	6.0%
Segment Adjusted EBITDA	$241.7	$245.5	(1.5)%
Segment Adjusted EBITDA Margin	12.1%	13.0%	(90) bps

Maintenance Services Net Service Revenues

Maintenance Services net service revenues for the fiscal year ended September 30, 2026 increased by $113.3 million, or 6.0%, compared to the 2025 period. Snow removal services increased by $82.2 million, or 39.0%, and commercial landscaping services increased by $31.1 million, or 1.9%. The increase in commercial landscaping services revenue was driven by increases in ancillary and contract services.

Maintenance Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2026 decreased $3.8 million, to $241.7 million, compared to $245.5 million in the 2025 period. Segment Adjusted EBITDA Margin decreased 90 basis points to 12.1% in the year ended September 30, 2026, from 13.0% in the 2025 period. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by a non-routine self-insurance adjustment, continued investments in our sales force and higher fuel prices, partially offset by increased revenues described above.

Development Services Segment Results

	Year Ended September 30,		Percent Change
(in millions)	2026	2025	2026 vs. 2025
Net Service Revenues	$714.9	$789.1	(9.4)%
Segment Adjusted EBITDA	$87.2	$106.8	(18.4)%
Segment Adjusted EBITDA Margin	12.2%	13.5%	(130) bps

Development Services Net Service Revenues

Development Services net service revenues for the fiscal year ended September 30, 2026 decreased $74.2 million, or 9.4%, compared to the 2025 period. The decrease was driven by decreased project volumes impacted by the timing and mix of projects.

Development Services Segment Adjusted EBITDA

Segment Adjusted EBITDA for the fiscal year ended September 30, 2026 decreased $19.6 million, to $87.2 million, compared to $106.8 million in the 2025 period. Segment Adjusted EBITDA Margin decreased 130 basis points, to 12.2% for the period from 13.5% in the prior year. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin were primarily driven by revenue described above, as well as a non-routine self-insurance adjustment and increased investments in our sales force.

Non-GAAP Financial Measures

Set forth below are the reconciliations of net income to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Adjusted Free Cash Flow.

	Year Ended September 30,
(in millions)	2026	2025
Adjusted EBITDA
Net income	$1.0	$56.0
Plus:
Interest expense, net	55.4	$53.7
Income tax expense	9.1	$25.3
Depreciation expense	186.5	$142.2
Amortization expense	21.8	$29.3
Business transformation and integration costs (a)	27.1	$26.1
Equity-based compensation (b)	17.9	$19.0
Debt extinguishment (c)	10.1	$0.7
Adjusted EBITDA	$328.9	$352.3
Adjusted Net Income
Net income	$1.0	$56.0
Plus:
Amortization expense	21.8	29.3
Business transformation and integration costs (a)	27.1	26.1
Equity-based compensation (b)	17.9	19.0
Debt extinguishment (c)	10.1	0.7
Income tax adjustment (d)	(15.6)	(17.9)
Adjusted Net Income	$62.3	$113.2
Adjusted Free Cash Flow
Cash flows provided by operating activities	$184.7	$291.8
Minus:
Capital expenditures	225.0	254.2
Plus:
Proceeds from sale of property and equipment	38.1	27.6
Adjusted Free Cash Flow	$(2.2)	$65.2

(a)
Business transformation and integration costs consist of (i) severance and related costs; (ii) business integration costs and (iii) information technology infrastructure, transformation and other costs.

	Year Ended September 30,
(in millions)	2026	2025
Severance and related costs	$2.3	$(0.4)
Business integration (e)	0.3	0.8
IT infrastructure, transformation, and other (f)	24.5	25.7
Business transformation and integration costs	$27.1	$26.1

(b)
Represents equity-based compensation expense and related taxes recognized for equity incentive plans outstanding.
(c)
Represents losses on the extinguishment of debt related to the Tenth Credit Agreement Amendment, Eleventh Credit Agreement Amendment, and the Sixth Amendment to the Receivables Financing Agreement for the fiscal year ended September 30, 2026, and the Ninth Credit Agreement Amendment, for the fiscal year ended September 30, 2025 and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.
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

	Year Ended September 30,
(in millions)	2026	2025
Tax impact of pre-tax income adjustments	$15.1	$17.8
Discrete tax items	0.5	0.1
Income tax adjustment	$15.6	$17.9

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

(in millions)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$3.6	$74.5

Short-term borrowings and current maturities of long-term debt	$7.4	$-
Long-term debt	$882.1	$790.2
Total debt	$889.5	$790.2

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

Cash Flows

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows and is summarized below:

	Year Ended September 30,
(in millions)	2026	2025
Operating activities	$184.7	$291.8
Investing activities	$(185.6)	$(223.9)
Financing activities	$(70.0)	$(133.8)
Adjusted Free Cash Flow (1)	$(2.2)	$65.2

(1) See “Non-GAAP Financial Measures” above for a reconciliation to the most directly comparable GAAP measure.

Cash Flows provided by Operating Activities

Net cash provided by operating activities for the fiscal year ended September 30, 2026 decreased $107.1 million, to $184.7 million, from $291.8 million in the 2025 period. This decrease was due to a decrease in net income adjusted for non-cash activities, combined with decreases in cash provided by unbilled and deferred revenue, accounts receivable, and accounts payable and other operating liabilities.

Cash Flows used in Investing Activities

Net cash used in investing activities was $185.6 million in the fiscal year ended September 30, 2026, a decrease of $38.3 million compared to $223.9 million for the 2025 period. The decrease in cash used in investing activities was driven by a $29.2 million decrease in cash used for the purchase of property and equipment, and a $10.5 million increase in proceeds from sale of property and equipment in comparison to the prior year.

Cash Flows used in Financing Activities

Net cash used in financing activities of $70.0 million for the fiscal year ended September 30, 2026 included repurchase of common stock and distributions of $56.9 million, repayments of finance lease obligations of $53.9 million, repayments of our Receivable Financing Agreement of $44.7 million, Series A preferred stock dividends of $35.8 million, and a decrease in book overdrafts of $11.8 million and debt issuance and prepayment costs of $10.4. This was partially offset by proceeds from our Receivable Financing Agreement of $144.5 million.

Adjusted Free Cash Flow

Adjusted Free Cash Flow decreased $67.4 million to an outflow of $2.2 million for the fiscal year ended September 30, 2026 from an inflow of $65.2 million in the 2025 period. The decrease in Adjusted Free Cash Flow was due to a decrease in net cash provided by operating activities partially offset by a decrease in cash used for capital expenditures and an increase in proceeds from sale of property and equipment, each as described above.

Working Capital

(in millions)	September 30, 2026	September 30, 2025
Net Working Capital:
Current assets	$605.0	$666.3
Less: Current liabilities	467.6	514.5
Net working capital	$137.4	$151.8

Net working capital is defined as current assets less current liabilities. Net working capital decreased $14.4 million, to $137.4 million, at September 30, 2026, from $151.8 million at September 30, 2025, primarily driven by decreases in cash and cash equivalents of $70.9 million, and accounts receivable of $4.0 million, and an increase in current portion of self insurance reserves of $10.3 million and current portion of long term debt of $7.4 million. These were partially offset by decreases in Accrued expenses and other current liabilities of $30.5 million, deferred revenue of $23.0 million, and accounts payable of $12.1 million, and increases in other current assets of $7.8 million and unbilled revenue of $5.8 million.

Description of Indebtedness

Series B Term Loan due 2033

On December 18, 2013, the Company and a group of financial institutions entered into a credit agreement (the "Credit Agreement"). The Credit Agreement consisted of seven-year $1,460.0 million term loans and a five-year $210.0 million revolving credit facility. All amounts outstanding under the Credit Agreement are collateralized by substantially all of the assets of the Company. The Credit Agreement, as amended, provides for: (i) a $1,200.0 million seven-year term loan (the "Series B Term Loan") and (ii) a $300.0 million five-year revolving credit facility (the "Revolving Credit Facility").

On August 28, 2023, the Company voluntarily repaid $450.0 million of the amount outstanding under the Company's Amendment Agreement. On August 31, 2023, the Company entered into Amendment No. 7 to the Credit Agreement (the “Seventh Credit Agreement Amendment”). The Seventh Credit Agreement Amendment (i) amends the definition of “Permitted Holders” to include Birch Equity Holdings, LP, a Delaware limited partnership, Birch-OR Equity Holdings, LLC, a Delaware limited liability company and One Rock Capital Partners, LLC and (ii) provides for a 1.00% prepayment premium for voluntary prepayments made in connection with repricing transactions or amendments made where the primary purpose of which is to decrease the effective yield.

On June 17, 2026, the Company entered into Amendment No.11 to the Credit Agreement (the "Eleventh Credit Agreement Amendment"). Under the Eleventh Credit Agreement Amendment, the existing Series B Term Loans were amended to extend the maturity date through June 17, 2033 and to bear interest at a rate per annum based on Term SOFR, plus a margin of 2.00% or ABR plus a margin of 1.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively. As a result of the repayment of the amounts outstanding under the Company's Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $10.0 million due to accelerated amortization of deferred financing fees and original issue discount included in the Other (expense) income line of the Consolidated Statements of Operations. An original issue discount of $2.0 million was incurred when the Company entered into the Eleventh Credit Agreement Amendment and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 5.66%. The Eleventh Credit Agreement Amendment has required amortization debt repayments that are due in quarterly installments of 0.25% of the original principal balance of the Series B Term Loans of $738.0 million.

Debt repayments for the Series B Term Loan totaled $1.8 million for the fiscal year ended September 30, 2026. There were no debt repayments on the Series B Term Loan for the fiscal year ended September 30, 2025.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any required payment due for the periods ended September 30, 2026, September 30, 2025, and September 30, 2024.

Revolving credit facility

On May 4, 2026, the Company entered into Amendment No. 10 to the Credit Agreement (the "Tenth Credit Agreement Amendment"). The Tenth Credit Agreement Amendment amended certain terms of the Revolving Credit Facility. The Revolving Credit Facility matures on April 22, 2031 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 1.75% to 2.25% or ABR plus a margin ranging from 0.75% to 1.25% subject to SOFR and ABR floors of 0.0% and 1.0%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio. As a result of the repayment of the amounts outstanding under the Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $0.1 million due to the acceleration of deferred financing fees included in the Other (expense) income line on the Consolidated Statements of Operations. The

Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2026 and September 30, 2025. There were no borrowings or repayments under the facility during the years ended September 30, 2026 and September 2025. The Company had no letters of credits issued and outstanding as of September 30, 2026 and September 30, 2025.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement. On June 22, 2022, the Company entered into the Third Amendment to the Receivables Financing Agreement (the “Third Amendment”) which extended the term through June 22, 2025 and increased the borrowing capacity to $275.0 million. On August 31, 2023, the Company, entered into the Fourth Amendment to the Receivables Financing Agreement (the “Fourth Amendment”), which amends the definition of “Permitted Holders” to align with the definition of “Permitted Holders” under the Credit Agreement Amendment, as of the date of the closing of the Receivables Financing Amendment described above. On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the "Fifth Amendment"), which increased the borrowing capacity to $325.0 million and extended the term through June 27, 2027. On June 12, 2026, the Company entered into the Sixth Amendment to the Receivables Financing Agreement (the "Sixth Amendment"), which extended the term through June 12, 2029. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2026, the Company borrowed $145.1 million against the capacity and voluntarily repaid $44.7 million. During the year ended September 30, 2025, the Company borrowed $14.5 million against the capacity and voluntarily repaid $29.1 million.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 120-150 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.3% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 4.8% and 5.6% for the years ended September 30, 2026 and September 30, 2025, respectively.

For additional information on our material indebtedness, including our First Lien Term Loans, Series B Term Loans and Revolving Credit Facility and our outstanding borrowings under the Receivables Financing Agreement, see Note 9 "Long-term Debt" in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of September 30, 2026, September 30, 2025, and September 30, 2024, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

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

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms of one month up to 7.4 years. See Note 12 "Leases". to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information, including the maturity schedule of future principal and interest payments associated with our finance and operating lease portfolios.

Purchase obligations include commitments for various products and services made in the normal course of business to meet operational requirements, including the procurement of capital assets. As of September 30, 2026 the Company had $34.1 million of operational purchase obligations, with $16.3 million payable within twelve months. These purchase obligation amounts represent only those items for which we are contractually obligated as of September 30, 2026.

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

Based on our most recent annual analysis as of July 1, 2026, the fair values for both of our reporting units exceeded the carrying values, and therefore no indicators of impairment existed for those reporting units; however, the fair value of the Maintenance reporting unit exceeded the carrying value by 7.1%. Since the Maintenance reporting unit fair value did not substantially exceed the carrying value we may be at risk for an impairment loss in the future if forecasted trends assumed in the fair value calculation are not realized. As of September 30, 2026, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit. See Note 7 "Intangible Assets, Goodwill, Acquisitions, and Divestitures" to our audited consolidated financial statements included in Part II. Item 8 of this Form 10-K for additional information.

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

Payment-in-Kind Dividends

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Payment-in-Kind Dividends on Equity Classified Preferred Stock. The ASU Standardizes the accounting for payment-in-kind dividends on equity-classified preferred stock. The amendment is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is in the process of evaluating the impact of ASU No. 2026-01 on its consolidated financial statements.

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

As of September 30, 2026, we had variable rate debt outstanding of $898.2 million at a weighted average interest rate of 5.6% for the year ended September 30, 2026, excluding the impact of our outstanding hedge agreements. Substantially all of our outstanding variable rate debt was incurred under the Amended Credit Agreement and the Receivables Financing Agreement. Each of these loans bears interest based on SOFR plus a spread.

We use interest rate swap and collar contracts to offset our exposure to interest rate movements. These outstanding interest rate contracts qualify and are designated as cash flow hedges of forecasted SOFR-based interest payments. At September 30, 2026, we were a fixed rate payer on fixed-floating interest rate swap and collar contracts that effectively fixed (swap) or limited (collar) the SOFR-based index used to determine the interest rates charged on our SOFR-based variable rate borrowings. See Note 10 "Fair Value Measurements and Derivative Instruments" to our audited consolidated financial statements included elsewhere in this Form 10-K.

Based on the debt outstanding and hedge contracts in place for the year ended September 30, 2026, a 100 basis point change in interest rates on our variable rate debt would result in a change to our fiscal 2026 interest expense by approximately $2.6 million inclusive of the impact from the active hedge contracts. Actual interest rates could change significantly more than 100 bps.

Commodity Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet and mowers in the delivery of services to our customers. We purchase our fuel at prevailing market prices. We manage our exposure through the execution of a documented hedging strategy. We have historically entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices when appropriate. We currently have open fuel-based derivative instruments. Based on the hedging contract in place during fiscal 2026, a ten percent change in fuel prices would have resulted in a change of approximately $3.1 million in our annual fuel cost inclusive of the impact from the active hedge contracts.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain disclosure controls and procedures, which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026 based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2026.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Refer to “Opinion on Internal Control over Financial Reporting” on page F-4 herein.

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

Item 9B. Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 14, 2027.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 14, 2027.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 14, 2027.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 14, 2027.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before January 14, 2027.

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

(3) Exhibits

See the “Exhibit Index” beginning on page 54 of this Form 10-K.

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

10.15

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

10.20

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

10.21

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

10.22

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

10.23

Fourth Amendment to the Receivables Financing, dated as of August 31, 2023, by and among BrightView Landscapes, LLC, BrightView Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023)

10.24

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

10.25

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

10.26

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

10.27

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

10.28

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

10.29

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

10.30

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

10.31

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

10.32

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

10.33

Investment Agreement, dated as of August 28, 2023, by and among BrightView Holdings, Inc., Birch Equity Holdings, LP and Birch-OR Equity Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.34

Registration Rights Agreement, dated as of August 28, 2023, by and among BrightView Holdings, Inc., Birch Equity Holdings, LP and Birch-OR Equity Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.35†

BrightView Holdings, Inc. Amended and Restated 2018 Omnibus Incentive Plan, as amended on March 5, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024)

10.36†

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2019)

10.37†

BrightView Holdings, Inc. 2018 Employee Stock Purchase Plan, as amended on March 5, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024)

10.38†

Letter Agreement, effective October 1, 2023, by and between BrightView Holdings, Inc. and Dale A. Asplund (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

10.39†	Letter Agreement between BrightView Holdings, Inc. and Brett Urban (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)
10.40†

Letter Agreement between BrightView Holdings, Inc. and Jonathan M. Gottsegen (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 30, 2018)

10.41†	Letter Agreement between BrightView Holdings, Inc. and Amanda Orders (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the SEC on November 13, 2024)
10.42†	Letter Agreement between BrightView Holdings, Inc. and Michael Dozier (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on November 13, 2024)
10.43†

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

10.52†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2023) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2023)
10.53†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2025) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2025)
10.54†	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2025) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2025)
10.55†	Form of BrightView Holdings, Inc. Restricted Stock Unit Grant (2026)
10.56†*	Form of BrightView Holdings, Inc. Performance Stock Unit Grant (2026)
10.57†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)
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
10.61†

Adoption Agreement for the BrightView Executive Savings Plan, dated as of October 1, 2008, by and between The Brickman Group Ltd. LLC and Fidelity Management Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 31, 2024)

10.62†

First Amendment to the Adoption Agreement for the BrightView Executive Savings Plan, dated as of December 13, 2022, by and between BrightView Landscapes, LLC and Fidelity Management Trust Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 31, 2024)

19.1

BrightView Holdings, Inc. Insider Trading and Selective Disclosure Policy (as updated May 2026) (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2026)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2026, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2026	BrightView Holdings, Inc.

	By:	/s/ Dale A. Asplund
Dale A. Asplund
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dale A. Asplund	Chief Executive Officer, President and Director	November 10, 2026
Dale A. Asplund	(Principal Executive Officer)

/s/ Brett Urban	Executive Vice President and Chief Financial Officer	November 10, 2026
Brett Urban	(Principal Financial Officer)

/s/ Brian Jackson	Chief Accounting Officer	November 10, 2026
Brian Jackson	(Principal Accounting Officer)

/s/ Paul E. Raether	Chairman of Board of Directors	November 10, 2026
Paul E. Raether

/s/ James R. Abrahamson	Director	November 10, 2026
James R. Abrahamson

/s/ Kurtis Barker	Director	November 10, 2026
Kurtis Barker

/s/ Jane Okun Bomba	Director	November 10, 2026
Jane Okun Bomba

/s/ William Cornog	Director	November 10, 2026
William Cornog

/s/ Joshua Goldman	Director	November 10, 2026
Joshua Goldman

/s/ Frank Lopez	Director	November 10, 2026
Frank Lopez

/s/ Mara Swan	Director	November 10, 2026
Mara Swan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	F-2

Consolidated Balance Sheets as of September 30, 2026 and September 30, 2025	F-5

Consolidated Statements of Operations for the fiscal years ended September 30, 2026, September 30, 2025 and September 30, 2024	F-6

Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2026, September 30, 2025, and September 30, 2024	F-7

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the fiscal years ended September 30, 2026, September 30, 2025, and September 30, 2024	F-8

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2026, September 30, 2025, and September 30, 2024	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightView Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and mezzanine equity, and cash flows, for each of the three years in the period ended September 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company’s methodology for estimating the fair value of their reporting units utilizes a combination of the market and income approaches. The market approach is based on the guideline public company method, which measures the value of the reporting unit through applying valuation multiples of selected guideline public companies to the reporting unit’s key operating metrics. The income approach is based on the discounted cash flow method, which is based on the present value of future cash flows. The principal assumptions utilized in the income approach include the long-term future revenue growth rates, operating margins, and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Maintenance reporting unit as of the measurement date of July 1, 2026 exceeded the carrying value.

Therefore, no impairment was recognized. As of September 30, 2026, there was $1,797.7 million of goodwill recorded related to the Maintenance reporting unit.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant estimates and assumptions related to valuation multiples of selected guideline public companies, long-term future revenue growth rates, operating margins, and discount rate used by management to estimate the fair value of the Maintenance reporting unit included the following, among others:

•
We tested the effectiveness of internal controls over the determination of the fair value of the Maintenance reporting unit, including controls related to management’s significant estimates and assumptions of valuation multiples of selected guideline public companies, long-term future revenue growth rates, operating margins, and discount rate.
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

November 10, 2026

We have served as the Company’s auditor since 2014.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of BrightView Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightView Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2026, of the Company and our report dated November 10, 2026, expressed an unqualified opinion on those financial statements.

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

/S/ Deloitte & Touche LLP

Philadelphia, PA

November 10, 2026

BrightView Holdings, Inc.

Consolidated Balance Sheets

(In millions, except par value and share data)

	September 30, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$3.6	$74.5
Accounts receivable, net	389.1	393.1
Unbilled revenue	118.9	113.1
Other current assets	93.4	85.6
Total current assets	605.0	666.3
Property and equipment, net	636.4	541.6
Intangible assets, net	44.7	66.5
Goodwill	2,015.7	2,015.7
Operating lease assets	77.3	72.1
Other assets	46.2	29.8
Total assets	$3,425.3	$3,392.0
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$125.6	$137.7
Current portion of long-term debt	7.4	—
Deferred revenue	64.6	87.6
Current portion of self-insurance reserves	62.6	52.3
Accrued expenses and other current liabilities	181.7	212.2
Current portion of operating lease liabilities	25.7	24.7
Total current liabilities	467.6	514.5
Long-term debt, net	882.1	790.2
Deferred tax liabilities	73.5	63.8
Self-insurance reserves	122.6	122.8
Long-term operating lease liabilities	57.2	53.5
Other liabilities	88.1	47.1
Total liabilities	1,691.1	1,591.9
Mezzanine equity:
Series A convertible preferred shares, $0.01 par value, 7% cumulative dividends; 500,000 shares issued and outstanding as of September 30, 2026 and September 30, 2025, aggregate liquidation preference of $512.0 as of September 30, 2026 and September 30, 2025	507.1	507.1
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and September 30, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 111,400,000 and 110,000,000 shares issued and 91,700,000 and 94,800,000 shares outstanding as of September 30, 2026 and September 30, 2025, respectively	1.1	1.1
Treasury stock, at cost; 19,700,000 and 15,200,000 shares as of September 30, 2026 and September 30, 2025, respectively	(255.0)	(197.8)
Additional paid-in capital	1,486.2	1,503.5
Accumulated deficit	(11.9)	(12.9)
Accumulated other comprehensive income (loss)	6.7	(0.9)
Total stockholders’ equity	1,227.1	1,293.0
Total liabilities, mezzanine equity and stockholders’ equity	$3,425.3	$3,392.0

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended September 30,
	2026	2025	2024
Net service revenues	$2,712.6	$2,672.8	$2,767.1
Cost of services provided	2,159.7	2,051.1	2,121.5
Gross profit	552.9	621.7	645.6
Selling, general and administrative expense	456.3	457.8	496.5
Gain on divestiture	—	—	(43.6)
Amortization expense	21.8	29.3	35.8
Income from operations	74.8	134.6	156.9
Other expense (income)	9.3	(0.4)	(2.0)
Interest expense, net	55.4	53.7	62.4
Income before income taxes	10.1	81.3	96.5
Income tax expense	9.1	25.3	30.1
Net income	$1.0	$56.0	$66.4
Less: dividends on Series A convertible preferred shares	35.8	35.8	35.7
Net (loss) income attributable to common stockholders	$(34.8)	$20.2	$30.7
Earnings per share
Basic (loss) earnings per share	$(0.37)	$0.13	$0.21
Diluted (loss) earnings per share	$(0.37)	$0.13	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Fiscal Year Ended
	2026	2025	2024
Net income	$1.0	$56.0	$66.4
Net derivative gains (losses) and other costs arising during the period, net of tax expense (benefit) of $4.1, $1.6; and $(3.7), respectively (1)	11.1	4.6	(10.4)
Reclassification of (gains) into net income, net of tax (expense) of $(1.3); $(1.4); and $(2.9), respectively	(3.5)	(4.0)	(8.2)
Other comprehensive income (loss)	7.6	0.6	(18.6)
Comprehensive income	$8.6	$56.6	$47.8

(1)
Other costs include the effects of foreign currency translation adjustments which were immaterial during the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(In millions)

	Stockholders’ Equity							Mezzanine Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Preferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Shares	Amount
Balance, September 30, 2023	106.6	$1.1	$1,530.8	$(135.3)	$17.1	$(170.4)	$1,243.3	0.5	$498.2
Net income	—	—	—	66.4	—	—	66.4
Other comprehensive (loss), net of tax	—	—	—	—	(18.6)	—	(18.6)	—	—
Capital contributions and issuance of common stock	1.6	—	2.8	—	—	—	2.8	—	—
Equity-based compensation	—	—	20.2	—	—	—	20.2	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(3.1)	(3.1)	—	—
Dividends on Series A convertible preferred shares	—	—	(35.7)	—	—	—	(35.7)	—	8.9
Balance, September 30, 2024	108.2	$1.1	$1,518.1	$(68.9)	$(1.5)	$(173.5)	$1,275.3	0.5	$507.1
Net income	—	—	—	56.0	—	—	56.0	—	—
Other comprehensive income, net of tax	—	—	—	—	0.6	—	0.6	—	—
Capital contributions and issuance of common stock	1.7	—	3.0	—	—	—	3.0	—	—
Equity-based compensation	—	—	18.2	—	—	—	18.2	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(24.3)	(24.3)	—	—
Dividends on Series A convertible preferred shares	—	—	(35.8)	—	—	—	(35.8)	—	—
Balance, September 30, 2025	109.9	$1.1	$1,503.5	$(12.9)	$(0.9)	$(197.8)	$1,293.0	0.5	$507.1
Net income	—	—	—	1.0	—	—	1.0	—	—
Other comprehensive income, net of tax	—	—	—	—	7.6	—	7.6	—	—
Capital contributions and issuance of common stock	1.5	—	1.0	—	—	—	1.0	—	—
Equity-based compensation	—	—	17.5	—	—	—	17.5	—	—
Repurchase of common stock and distributions	—	—	—	—	—	(57.2)	(57.2)	—	—
Series A Preferred Stock dividends	—	—	(35.8)	—	—	—	(35.8)	—	—
Balance, September 30, 2026	111.4	$1.1	$1,486.2	$(11.9)	$6.7	$(255.0)	$1,227.1	0.5	$507.1

The accompanying notes are an integral part of these consolidated financial statements.

BrightView Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Fiscal Year Ended
	September 30, 2026	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$1.0	$56.0	$66.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	186.5	142.2	108.4
Amortization of intangible assets	21.8	29.3	35.8
Amortization of financing costs and original issue discount	2.6	2.9	2.8
Loss on debt extinguishment	10.1	0.7	0.6
Deferred taxes	6.9	21.0	1.7
Equity-based compensation	17.5	18.2	20.2
Realized gain on hedges	(4.8)	(5.4)	(11.1)
Gain on divestiture	—	—	(43.6)
Gain on disposal of property and equipment	(31.8)	(23.7)	(14.9)
Other non-cash activities	4.7	9.6	6.3
Change in operating assets and liabilities:
Accounts receivable	(1.0)	12.2	19.9
Unbilled and deferred revenue	(28.8)	28.4	22.1
Other operating assets	(2.2)	(7.6)	11.4
Accounts payable and other operating liabilities	2.2	8.0	(20.4)
Net cash provided by operating activities	184.7	291.8	205.6
Cash flows from investing activities:
Purchase of property and equipment	(225.0)	(254.2)	(78.4)
Proceeds from sale of property and equipment	38.1	27.6	18.1
Proceeds from divestiture	—	—	51.0
Other investing activities	1.3	2.7	3.7
Net cash (used) by investing activities	(185.6)	(223.9)	(5.6)
Cash flows from financing activities:
Repayments of finance lease obligations	(53.9)	(48.4)	(36.3)
Repayments of term loan	(1.8)	—	—
Repayments of receivables financing agreement	(44.7)	(29.1)	(87.3)
Proceeds from receivables financing agreement, net of issuance costs	144.5	14.5	0.5
Debt issuance and prepayment costs	(10.4)	(1.3)	(2.5)
Series A preferred stock dividend	(35.8)	(35.8)	(17.8)
Proceeds from issuance of common stock, net of share issuance costs	0.9	3.1	3.0
Repurchase of common stock and distributions	(56.9)	(24.2)	(3.1)
Contingent business acquisition payments	—	(0.5)	(5.1)
(Decrease) increase in book overdrafts	(11.8)	(12.1)	20.1
Other financing activities	(0.1)	—	1.9
Net cash (used) by financing activities	(70.0)	(133.8)	(126.6)
Net change in cash and cash equivalents	(70.9)	(65.9)	73.4
Cash and cash equivalents, beginning of period	74.5	140.4	67.0
Cash and cash equivalents, end of period	$3.6	$74.5	$140.4
Supplemental Cash Flow Information:
Cash (received) paid for income taxes, net	$(1.2)	$6.3	$34.4
Cash paid for interest	$54.6	$56.7	$67.7
Non-cash Series A Preferred Stock dividends	$—	$—	$8.9
Accrual for property and equipment	$5.5	$27.8	$50.7

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

Definite-lived intangible assets consist of acquired customer contracts and relationships. Acquired customer relationships are amortized in an accelerated pattern consistent with expected future cash flows.

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

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands public entities tax disclosures including improving disclosures surrounding the company's rate reconciliation, cash taxes paid, and disaggregation of income tax expense (or benefit) from continuing operations. The Company adopted and implemented the applicable disclosure requirements for the year ended September 30, 2025. The adoption of ASU No. 2023-09 did not have a material impact on the Company's consolidated financial statements. Refer to Note 11 "Income Taxes" to our consolidated financial statements for related disclosures.

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

	Fiscal Year Ended September 30,
	2026	2025	2024
Landscape Maintenance	$1,711.6	$1,680.5	$1,743.2
Snow Removal	293.0	210.8	220.8
Maintenance Services	2,004.6	1,891.3	1,964.0
Development Services	714.9	789.1	808.8
Eliminations	(6.9)	(7.6)	(5.7)
Net service revenues	$2,712.6	$2,672.8	$2,767.1

Remaining Performance Obligations

Remaining performance obligations represent the estimated revenue expected to be recognized in the future related to performance obligations which are fully or partially unsatisfied at the end of the period.

As of September 30, 2026, the estimated future revenues for remaining performance obligations that are part of a contract that has an original expected duration of greater than one year was approximately $430.4. The Company expects to recognize revenue on 52% of the remaining performance obligations over the next 12 months and an additional 48% over the 12 months thereafter.

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

There were $157.7 of amounts billed during the period and $163.5 of additions to our unbilled revenue balance during the twelve month period ended September 30, 2026.

Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services such that control has not passed to the customer. Contract liabilities are presented as Deferred revenue on the Consolidated Balance Sheets.

Changes in Deferred revenue for the fiscal year ended September 30, 2026 were as follows:

Deferred Revenue
Balance, September 30, 2025	$87.6
Recognition of revenue	(1,198.1)
Deferral of revenue	1,175.1
Balance, September 30, 2026	$64.6

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

5. Accounts Receivable, net

Accounts receivable of $389.1 and $393.1, is net of an allowance for doubtful accounts of $6.0 and $9.8 and includes amounts of retention on incomplete projects of $54.6 and $58.3 at September 30, 2026 and September 30, 2025, respectively, which are generally expected to be collected within one year.

6. Property and Equipment, net

Property and equipment, net consists of the following:

	Useful Life	September 30, 2026	September 30, 2025
Land	—	$38.8	$42.9
Buildings and leasehold improvements	2-40 yrs.	49.1	48.5
Operating equipment	2-7 yrs.	473.7	443.3
Transportation vehicles	3-7 yrs.	595.4	491.9
Office equipment and software	3-10 yrs.	60.6	56.3
Construction in progress	—	7.1	9.6
Property and equipment		1,224.7	1,092.5
Less: Accumulated depreciation		588.3	550.9
Property and equipment, net		$636.4	$541.6

Construction in progress includes costs incurred for software and other assets that have not yet been placed in service. Depreciation expense related to property and equipment was $186.5, $142.2 and $108.4 for the years ended September 30, 2026, September 30, 2025 and September 30, 2024, respectively.

7. Intangible Assets, Goodwill, Acquisitions, and Divestitures

Intangible Assets

Identifiable intangible assets consist of acquired customer contracts and relationships. Amortization expense related to intangible assets was $21.8, $29.3 and $35.8 for the years ended September 30, 2026, September 30, 2025 and September 30, 2024, respectively. These assets are amortized over their estimated useful lives, the reasonableness of which are continually evaluated by the Company. There were no intangible assets acquired during the years ended September 30, 2026 and September 30, 2025.

Intangible assets as of September 30, 2026 and September 30, 2025 consisted of the following:

		September 30, 2026		September 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	7-21 yrs.	$688.9	$(644.2)	$715.9	$(649.4)
Total intangible assets		$688.9	$(644.2)	$715.9	$(649.4)

Amortization expense is anticipated to be as follows in future years:

Fiscal Year Ended September 30,
2027	$15.2
2028	11.1
2029	7.2
2030	3.2
2031	2.6
2032 and thereafter	5.5
$44.8

Goodwill

As of September 30, 2024, September 30, 2025, and September 30, 2026, the Company had goodwill of $2,015.7. As of each of these dates, $1,797.7 of the Company's goodwill was attributable to the Maintenance Services segment, and $218.0 million of the Company's goodwill was attributable to the Development Services segment.

The Company performed its annual goodwill impairment assessment as of July 1, 2026 utilizing a quantitative test approach as described in Note 2 "Summary of Significant Accounting Policies".

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2026	September 30, 2025
Payroll related accruals	$52.2	$65.6
Accrued operating expenses	61.6	73.8
Current portion of finance lease liabilities	41.2	44.8
Other accruals	26.7	28.0
Accrued expenses and other current liabilities	$181.7	$212.2

9. Long-term Debt

Long-term debt consists of the following:

	September 30, 2026	September 30, 2025
Series B term loan	$734.2	$733.9
Receivables financing agreement	162.0	61.6
Financing costs, net	(6.7)	(5.3)
Total debt, net	$889.5	$790.2
Less: Current portion of long-term debt	7.4	—
Long-term debt, net	$882.1	$790.2

First Lien credit facility term loans and Series B Term Loan due 2033

In connection with the KKR Acquisition, the Company and a group of financial institutions entered into a credit agreement (the “Credit Agreement”) dated December 18, 2013. The Credit Agreement consisted of seven-year $1,460.0 term loans (“First Lien Term Loans”) and a five-year $210.0 revolving credit facility (the "Revolving Credit Facility"). All amounts outstanding under the Credit Agreement were collateralized by substantially all of the assets of the Company.

On April 22, 2022, the Company entered into Amendment No. 6 to the Credit Agreement (the “Amendment Agreement”), which amended the existing Credit Agreement to provide for: (i) a $1,200.0 seven-year term loan (the “Series B Term Loan”) and (ii) a $300.0 five-year revolving credit facility (the “Revolving Credit Facility”). The Series B Term Loan was amended to bear interest at a rate per annum of a secured overnight financing rate (“Term SOFR”), plus a margin of 3.25% or a base rate (“ABR”) plus a margin of 2.25%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively. The Company used the net proceeds from the Series B Term Loan to repay all amounts then outstanding under the Company’s Credit Agreement.

On August 28, 2023, the Company voluntarily repaid $450.0 of the amount outstanding under the Company's Amendment Agreement. On August 31, 2023, the Company entered into Amendment No. 7 to the Credit Agreement (the “Seventh Credit Agreement Amendment”). The Seventh Credit Agreement Amendment (i) amends the definition of “Permitted Holders” to include Birch Equity Holdings, LP, a Delaware limited partnership, Birch-OR Equity Holdings, LLC, a Delaware limited liability company and One Rock Capital Partners, LLC and (ii) provides for a 1.00% prepayment premium for voluntary prepayments made in connection with repricing transactions or amendments made where the primary purpose of which is to decrease the effective yield, and which shall be applicable until six months after entering into the Seventh Credit Agreement Amendment.

On June 17, 2026, the Company entered into Amendment No. 11 (the "Eleventh Credit Agreement Amendment"). Under the Eleventh Credit Agreement Amendment, the existing Series B Term Loans were amended to extend the maturity date through June 17, 2033 and bear interest at a rate per annum based on Term SOFR, plus a margin of 2.00% or ABR plus a margin of 1.00%, subject to SOFR and ABR floors of 0.50% and 1.50%, respectively. The Company used the net proceeds from the Series B Term Loans to repay all amounts outstanding under the Company's Amended Credit Agreement. As a result of the repayment of the amounts outstanding under the Company's Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $10.0 due to accelerated amortization of deferred financing fees and original issue discount included in the Other expense (income) line of the Consolidated Statements of Operations for the year ended September 30, 2026. An original issue discount of $2.0 was incurred when the Company entered into the Eleventh Credit Agreement Amendment and is being amortized using the effective interest method over the life of the debt, resulting in an effective yield of 5.66%.

Debt repayments for the Series B Term Loan totaled $1.8 for the fiscal year ended September 30, 2026. There were no debt repayments for the Series B Term Loan for the fiscal years ended September 30, 2025 or September 30, 2024.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow, as defined in the Credit Agreement, as payments to principal. The percentage varies with the ratio of the Company’s debt to its cash flow. The excess cash flow calculation did not result in any accelerated payment due for the periods ended September 30, 2026, September 30, 2025, and September 30, 2024.

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

The weighted average interest rate on the Series B Term Loan was 5.8% and 6.6% for the years ended September 30, 2026 and September 30, 2025, respectively. As a result of the Eleventh Credit Agreement Amendment, the Series B Term Loan has required amortization debt repayments that are due in quarterly installments of 0.25% of the original principal balance of the Series B Term Loans of $738.0.

Revolving credit facility

On May 4, 2026, the Company entered into Amendment No. 10 to the Credit Agreement (the "Tenth Credit Agreement Amendment"). The Tenth Credit Agreement Amendment amended certain terms of the Revolving Credit Facility. The Revolving Credit Facility matures on April 22, 2031 and bears interest at a rate per annum of Term SOFR plus a margin ranging from 1.75% to 2.25% or ABR plus a margin ranging from 0.75% to 1.25% subject to SOFR and ABR floors of 0.0% and 1.0%, respectively, with the margin on the Revolving Credit Facility determined based on the Company's first lien net leverage ratio. As a result of the repayment of the amounts outstanding under the Amended Credit Agreement, the Company recorded a loss on debt extinguishment of $0.1 due to the acceleration of deferred financing fees included in the Other (expense) income line on the Consolidated Statements of Operations. The Company had no outstanding balance under the Revolving Credit Facility as of September 30, 2026 and September 30, 2025. There were no borrowings or repayments under the facility during the years ended September 30, 2026 and September 30, 2025. The Company had no letters of credits issued and outstanding as of September 30, 2026 and September 30, 2025.

Receivables financing agreement

On April 28, 2017, the Company, through a wholly-owned subsidiary, entered into a receivables financing agreement (the “Receivables Financing Agreement”). On August 31, 2023, the Company, entered into the Fourth Amendment to the Receivables Financing Agreement (the “Fourth Amendment”), which amends the definition of “Permitted Holders” to align with the definition of “Permitted Holders” under the Credit Agreement Amendment as defined above, as of the date of the closing of the Receivables Financing Amendment. On June 27, 2024, the Company, through a wholly-owned subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the "Fifth Amendment"), which increased the borrowing capacity to $325.0 and extended the term through June 27, 2027. On June 12, 2026, the Company, through a wholly-owned subsidiary, entered into the Sixth Amendment to the Receivables Financing Agreement (the "Sixth Amendment"), which extended the term through June 12, 2029. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivable and unbilled revenue of the Company. During the year ended September 30, 2026, the Company borrowed $145.1 against the capacity and voluntarily repaid $44.7. During the year ended September 30, 2025, the Company borrowed $14.5 against the capacity and voluntarily repaid $29.1.

The interest rate on the amounts borrowed under the Receivables Financing Agreement is established for periods of up to six months at 120-150 bps over SOFR depending on the Company’s leverage ratio, and a commitment fee equal to 0.3% of the unused balance of the facility. The weighted average interest rate on the amounts borrowed under the Receivables Financing Agreement was 4.8% and 5.6% for the years ended September 30, 2026 and September 30, 2025, respectively.

The following are the scheduled maturities of long-term debt for the next five fiscal years and thereafter, which do not include any estimated excess cash flow payments:

2027	7.4
2028	7.4
2029	169.4
2030	7.4
2031	7.4
2032 and thereafter	699.1
Total long-term debt	898.1
Less: Current maturities	7.4
Less: Original issue discount	1.9
Less: Financing costs	6.7
Total long-term debt, net	$882.1

The Company has estimated the fair value of its long-term debt to be approximately $896.3 and $796.8 as of September 30, 2026 and September 30, 2025, respectively. Fair value is based on market bid prices around period-end (Level 2 inputs).

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

Derivatives

The Company’s objective in entering into derivative transactions is to manage its exposure to interest rate movements associated with its variable rate debt and changes in fuel prices. The Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each derivative. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2026 and September 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and September 30, 2025:

	September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Other current assets:
Fuel derivative contracts	$1.9	$—	$1.9	$—
Other assets:
Interest rate derivative contracts	7.6	—	7.6	—
Investments held by Rabbi Trust	7.4	7.4	—	—
Total assets	$16.9	$7.4	$9.5	$—
Other liabilities:
Obligation to Rabbi Trust	$7.4	$7.4	$—	$—
Total liabilities	$7.4	$7.4	$—	$—

	September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Other assets:
Investments held by Rabbi Trust	$7.9	$7.9	$—	$—
Total assets	$7.9	$7.9	$—	$—
Accrued expenses and other current liabilities:
Fuel derivative contracts	$0.1	$—	$0.1	$—
Other liabilities:
Interest rate derivative contracts	1.5	—	1.5	—
Obligation to Rabbi Trust	7.9	7.9	—	—
Total liabilities	$9.5	$7.9	$1.6	$—

Hedging Activities

As of September 30, 2026 and September 30, 2025, the Company’s outstanding derivatives qualified as cash flow hedges. The Company assesses whether derivatives used in hedging transactions are highly effective in offsetting changes in the cash flow of the hedged forecasted transactions. Regression analysis is used for the hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. The entire change in the fair value for highly effective derivatives is reported in Other comprehensive income (loss) and subsequently reclassified into Interest expense, net (in the case of interest rate contracts) or Cost of services provided (in the case of fuel hedge contracts) in the Consolidated Statements of Operations when the hedged item affects earnings. If the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in Accumulated other comprehensive income (loss) is released to earnings. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction.

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

The notional amount of interest rate contracts were $600.0 at September 30, 2026 and September 30, 2025, respectively. The net deferred gain on the interest rate swaps as of September 30, 2026 of $4.1, net of taxes, is expected to be recognized in Interest expense over the next 12 months.

The effects on the consolidated financial statements of the interest rate contracts which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	2026	2025	2024
Income (loss) recognized in Other comprehensive income (loss)	$10.8	$6.1	$(13.3)
Net gain reclassified from Accumulated other comprehensive income (loss) into Interest expense, net	2.3	5.7	11.1

Fuel Swap Contracts

The Company has exposures to variability in fuel pricing associated with its purchase and usage of fuel during the ordinary course of business operating a large fleet of vehicles and equipment. As such, the Company has entered into gasoline hedge contracts to help reduce its exposure to volatility in the fuel markets. In October 2025, the Company entered into a fuel swap agreement with a notional volume of 3.0 million gallons covering the period of April 2026 through March 2027. In March 2026, the Company entered into two fuel swap agreements with a combined notional amount of 2.0 million gallons covering the period of May 2026 through April 2027. The net deferred gain on the fuel swaps as of September 30, 2026 was immaterial and is expected to be recognized in Cost of services provided over the next 7 months.

The effects on the consolidated financial statements of the fuel swap contracts which were designated as cash flow hedges were as follows:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025	September 30, 2024
Income (loss) recognized in Other comprehensive income (loss)	$4.5	$0.1	$(0.5)
Net income (loss) reclassified from Accumulated other comprehensive income (loss) into Cost of services provided	2.5	(0.3)	—

11. Income Taxes

The components of income tax expense are as follows:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025	September 30, 2024
Current:
Federal	$—	$(1.3)	$23.1
State	2.2	5.6	5.3
Deferred:
Federal	4.9	19.9	(0.8)
State	(0.1)	(1.9)	1.3
Valuation allowance	2.1	3.0	1.2
Total income tax expense	$9.1	$25.3	$30.1

Income tax expense differs from the amount computed at the federal statutory corporate tax rate as follows:

	Fiscal Year Ended
	September 30, 2026		September 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Rate	$2.1	21.0%	$17.1	21.0%	$20.3	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)(b)	3.3	32.7%	4.9	6.0%	6.2	6.4%
Tax Credits	—	0.0%	(0.6)	(0.7%)	(0.6)	(0.6%)
Foreign Tax Effects	—	0.0%	0.9	1.1%	—	0.0%
Nontaxable or Nondeductible Items
Non-deductible officers' compensation	2.0	19.9%	2.1	2.6%	1.3	1.4%
Divestiture - Non-deductible goodwill	—	0.0%	—	0.0%	1.2	1.2%
Other Adjustments	1.7	16.9%	0.9	1.1%	1.7	1.8%
Effective Tax Rate	$9.1	90.5%	$25.3	31.1%	$30.1	31.2%

a)
State taxes in California, Colorado, Florida, Massachusetts, New York, South Carolina, and Texas made up the majority (greater than 50%) of the tax effect in this category
b)
Included in State and Local Income Taxes is the effect of a valuation allowance on state taxes related to net operating losses and 163(j) interest expense carryforward ($2.1, $2.1 and $1.2 in the years ended September 30, 2026, 2025 and 2024 respectively)

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	September 30, 2026	September 30, 2025
Deferred tax assets:
Self-insurance reserves	$37.7	$37.6
Deferred compensation	1.6	1.8
Payroll related accruals	19.6	23.5
Allowance for doubtful accounts	1.5	2.5
Lease liabilities	21.2	19.8
Net operating loss carryforward	43.2	8.2
Business interest expense	26.6	31.1
Other non-current deferred tax assets	1.4	1.3
Total non-current deferred tax assets	152.8	125.8
Valuation allowance	(11.4)	(9.3)
Total deferred tax assets	$141.4	$116.5

Deferred tax liabilities:
Intangible assets	$53.2	$49.3
Property and equipment	125.3	96.6
Deferred revenue	14.9	14.5
Prepaid assets	0.1	0.3
Lease assets	19.8	18.2
Other non-current deferred tax liabilities	1.6	1.4
Total non-current deferred tax liabilities	214.9	180.3
Total net deferred tax liabilities	$73.5	$63.8
Classification on balance sheets:
Other assets	$—	$—
Deferred tax liabilities	73.5	63.8

The components of income taxes paid (net of refunds) are as follows:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025	September 30, 2024
Federal	$(3.3)	$—	$31.9
State	2.1	6.3	2.5
Foreign	—	—	—
Total	$(1.2)	$6.3	$34.4

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025	September 30, 2024
State
Arizona	*	$0.4	*
California	0.5	1.5	*
Florida	0.3	1.3	*
Massachusetts	*	0.5	*
North Carolina	0.2	*	*
South Carolina	0.2	*	*
Tennessee	0.2	*	*
Texas	0.6	0.6	*

* Jurisdiction below the threshold for the period presented.

The CARES Act

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law and included various provisions to provide additional economic relief to address the impact of the COVID-19 pandemic. The Company recorded a tax receivable of $39.0 and a benefit of $10.1 to the tax provision for the tax net operating losses incurred in 2021 from the enactment of the CARES Act, net of adjustments. The tax net operating losses have been carried back to prior years. The Company has received all but $8.4 of the benefit from the carryback claims as of September 30, 2026. In September, the IRS completed its review of the refund and notified the Company that the refund has moved to payment processing. As such, the Company recorded an interest receivable of $1.8. The refund is expected in fiscal year ended September 30, 2027. Further, the Company previously elected to defer the employer portion of social security taxes through 2020 and has filed for the employee retention credit allowed for under the CARES Act. The Company recorded a tax credit of $3.3 related to the employee retention credit and has received all but $0.4 as of September 30, 2026.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law and included various provisions amending the Tax Cuts and Jobs Act of 2017. Notable provisions included 100% bonus depreciation, adjustments to the interest expense limitations under 163(j), and research and development expenditures. The use of 100% bonus depreciation on capital investments and expansion of the 163(j) interest expense limitation to EBITDA (beginning in fiscal year ended September 30, 2026 for the Company) both have favorable effects on cash taxes paid in the near-term.

Net Operating Losses and Interest Expense Carryforwards

As of September 30, 2026, the Company recorded a deferred tax asset of $172.0 related to its federal net operating loss carryforwards. The Company also has state income tax net operating losses of $136.7 having varying expirations from fiscal year 2027 through an indefinite useful life. The Company has a federal interest expense carryforward of $81.0 and state interest expense carryforwards of varying amounts due to state conformity differences that can be carried forward indefinitely. The Company believes it is more likely than not it will be unable to utilize some of its separate state net operating losses and separate state interest expense carryforwards to offset future income. The increase to the valuation allowance was $2.1 in the year ended September 30, 2026. The Company has a $2.9 Canadian net operating loss carryforward that it more likely than not will not be able to utilize. Therefore, there is also a full valuation allowance recorded against this net operating loss in the amount of $0.9.

At September 30, 2026, $10.5 of the valuation allowances presented above relate to separate state net operating loss and interest expense carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits, and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.

Uncertain Income Tax Positions

As of September 30, 2026 and 2025, the Company had no unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, as well as Canada. The Company’s returns are no longer subject to U.S. federal and state tax examination for years before 2022 and 2019, respectively.

12. Leases

The Company determines if an arrangement is a lease at the inception of the agreement. The Company determines an arrangement is a lease if it conveys the right to control the use of the asset for a period of time in exchange for consideration.

The Company has operating and finance leases for branch and administrative offices, vehicles, certain machinery and equipment, and furniture. The Company’s leases have remaining lease terms from one month up to 7.4 years with one or more exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. For purposes of calculating lease liabilities, lease terms include options to extend the lease only when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance, common area maintenance, and tax payments. The variable lease payments are not presented as part of the initial right-of-use asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants or residual value guarantees.

The following table summarizes the lease-related assets and liabilities recorded in the Consolidated Balance Sheets at September 30, 2026 and 2025:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025
Operating leases:
Right-of-use asset	$77.3	$72.1
Current portion of lease liabilities	25.7	24.7
Lease liabilities	57.2	53.5
Total operating lease liabilities	$82.9	$78.2

Finance leases:
Right-of-use asset(1)	$120.9	$79.3
Current portion of lease liabilities(2)	41.2	44.8
Lease liabilities(3)	80.1	37.1
Total finance lease liabilities	$121.3	$81.9

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

The weighted-average remaining lease terms and incremental borrowing rates as of September 30, 2026 and 2025 were as follows:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025
Operating leases:
Weighted-average remaining lease term (years)	3.7	4.0
Weighted-average incremental borrowing rate	6.0%	5.5%

Finance leases:
Weighted-average remaining lease term (years)	3.6	2.1
Weighted-average incremental borrowing rate	6.8%	6.4%

The components of lease cost for operating and finance leases for the fiscal year ended September 30, 2026 and 2025 were as follows:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025
Operating lease cost	$31.4	$30.0
Finance lease cost:
Amortization of right-of-use asset	51.6	48.3
Interest on lease liabilities	6.2	4.6
Total finance lease cost	57.8	52.9
Short-term lease cost	24.4	21.5
Variable lease costs not included in lease liability	3.9	3.8
Sublease income	(0.6)	(0.7)
Total lease cost	$116.9	$107.5

Supplemental cash flow information for the fiscal year ended September 30, 2026 and 2025 were as follows:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.1	$26.1
Operating cash flows from finance leases	6.2	4.6
Financing cash flows from finance leases	53.9	48.4

Non-cash items:
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	32.8	17.7
Right-of-use Assets Obtained In Exchange For New Finance Liabilities	95.6	68.3

As of September 30, 2026, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of September 30, 2026 were as follows:

Fiscal Year	Operating Lease	Finance Lease
2027	$29.6	$47.3
2028	22.2	29.4
2029	16.1	25.4
2030	11.4	22.1
2031	6.7	11.1
Thereafter	9.2	—
Total net lease payments	95.2	135.3
Less: Amounts representing interest	(12.3)	(14.0)
Total lease liabilities	82.9	121.3
Less: Current portion of lease liabilities	(25.7)	(41.2)
Non-current lease liabilities	$57.2	$80.1

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

Restricted Stock Awards

A summary of the Company’s restricted stock award activity for the year ended September 30, 2026 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	86,000	$14.66
Less: Forfeited	9,000	$14.66
Outstanding at September 30, 2026	77,000	$14.66

Restricted Stock Units

A summary of the Company’s restricted stock unit activity for the year ended September 30, 2026 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	2,779,000	$10.51
Granted	1,059,000	$12.70
Less: Vested	1,045,000	$10.23
Less: Forfeited	346,000	$12.89
Outstanding at September 30, 2026	2,447,000	$11.23

During the year ended September 30, 2026, the Company issued 1,059,000 restricted stock units (“RSUs”) at a weighted average grant date fair value of $12.70 per share, all of which are subject to vesting. The majority of these units vest ratably over a four-year period commencing on the grant date. Non-cash equity-based compensation expense associated with the new grants will total approximately $10.1 over the requisite service period. During the year ended September 30, 2026, 1,045,000 RSUs vested and 346,000 RSUs were forfeited.

Stock Option Awards

A summary of the Company’s stock option activity for the year ended September 30, 2026 is presented in the following table:

	Shares	Weighted-Avg Exercise Price per Share
Outstanding at September 30, 2025	2,338,000	$19.11
Less: Exercised	11,000	$13.49
Less: Forfeited	171,000	$19.33
Outstanding at September 30, 2026	2,156,000	$19.13
Vested and exercisable at September 30, 2026	1,949,000	$18.82
Expected to vest after September 30, 2026	207,000	$22.00

Performance Stock Unit Awards

A summary of the Company’s performance stock unit activity for the year ended September 30, 2026 is presented in the following table:

	Shares	Weighted-Avg Distribution Price per Share
Outstanding at September 30, 2025	1,328,000	$9.40
Granted	499,000	$12.76
Less: Vested and distributed	262,000	$7.48
Less: Forfeited	67,000	$12.67
Outstanding at September 30, 2026	1,498,000	$10.71
Granted and vested at September 30, 2026	783,000	$7.38

During the year ended September 30, 2026, the Company issued 499,000 performance stock units (“PSUs”) at a weighted average distribution price of $12.76 per share and a weighted average grant date fair value of $12.76 per share, which cliff vest at the end of the three-year service period. The number of the PSUs that vest upon completion of the performance period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon performance conditions. The performance condition metrics are the Company’s three-year average Adjusted EBITDA margin, return on invested capital, and compound annual growth rate of the Company’s land organic revenue. The fair value of these awards is determined based on the trading price of the company’s common shares on the date of grant. Non-cash equity-based compensation expense associated with the grant is expected to be approximately $5.4 over the requisite service period, dependent on the achievement of the identified performance conditions. As of September 30, 2026, 262,000 PSUs were vested and distributed, 67,000 PSUs were forfeited, and 783,000 PSUs vested and are expected to be distributed during the first quarter of fiscal 2027.

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

There were no new stock option awards granted for the years ended September 30, 2026, September 30, 2025, and September 30, 2024.

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

The Company recognized $17.5, $18.2 and $20.2 in equity-based compensation expense for the years ended September 30, 2026, September 30, 2025 and September 30, 2024, respectively, included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The resulting charges increased Additional paid in capital by the same amount. Total unrecognized compensation cost was $24.3, $24.3 and $30.6 as of September 30, 2026, September 30, 2025 and September 30, 2024, respectively, which is expected to be recognized over a weighted average period of 1.1 years as of September 30, 2026.

2018 Employee Stock Purchase Plan

The Company’s Stockholders have approved the Company’s 2018 Employee Stock Purchase Plan, (the “ESPP”). A total of 2,100,000 shares of the Company’s common stock were made available for sale under the Company’s 2018 Employee Stock Purchase Plan on October 22, 2018, of which 1,100,000 remain available for issuance as of September 30, 2026. 103,000, 73,000, and 188,000 were issued on November 17, 2025, November 18, 2024, and November 17, 2023, respectively. An additional portion thereof is expected to be issued in November 2026.

14. Commitments and Contingencies

Risk Management

The Company carries general liability, auto liability, workers’ compensation, and employee health care insurance policies. In addition, the Company carries other reasonable and customary insurance policies for a Company of our size and scope, as well as umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, auto liability and employee healthcare for certain employees contain self-insured retention amounts, deductibles and other coverage limits (“self-insured liability”). Claims that are not self-insured as well as claims in excess of the self-insured liability amounts are insured. The Company uses estimates in the determination of the required reserves. These estimates are based upon calculations performed by third-party actuaries, as well as examination of historical trends, and industry claims experience. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2026 was $185.2, of which $62.6 was classified in current liabilities and $122.6 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. The Company’s reserve for unpaid and incurred but not reported claims under these programs at September 30, 2025 was $175.1, of which $52.3 was classified in current liabilities and $122.8 was classified in non-current liabilities in the accompanying Consolidated Balance Sheets. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover these claims. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2026 includes $32.1 related to claims recoverable from third-party insurance carriers. Corresponding assets of $9.8 and $22.3 are recorded at September 30, 2026, as Other current assets and Other assets, respectively. The Company’s reserve for unpaid and incurred but not reported claims at September 30, 2025 includes $24.2 related to claims recoverable from third party insurance carriers. Corresponding assets of $7.0 and $17.2 were recorded at September 30, 2025, as Other current assets and Other assets, respectively.

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

As part of the CODM’s review of operating results, the CODM considers direct cost, which include direct labor and materials, as a significant segment expense. The CODM evaluates segment performance each period against historical results factoring in macroeconomic factors such as direct labor and materials to assess segment performance

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies" in the notes to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2026. As previously disclosed, effective October 1, 2024, certain expenses previously classified as "Corporate", including corporate executive compensation, finance, legal and information technology and other corporate costs, are allocated to the two reportable segments on a pro rata basis, based on segment revenue. Prior period segment results have been recast to be consistent with the current presentation. There were no changes to the Company's consolidated financial statements. Eliminations represent eliminations of intersegment revenues. Intersegment revenue transactions are recorded at current market price.

The following is a summary of certain financial data for each of the segments and reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes:

	Fiscal Year Ended September 30, 2026
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$2,004.6	$714.9	$(6.9)	$2,712.6
Less segment expenses
Direct costs(a)	1,179.7	522.4	(5.5)
Other segment items(b)	583.2	105.3	(1.4)
Segment Adjusted EBITDA	241.7	87.2	—	328.9
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				55.4
Depreciation expense				186.5
Amortization expense				21.8
Business transformation and integration costs (c)				27.1
Equity-based compensation (d)				17.9
Debt extinguishment (e)				10.1
Income (loss) before income taxes				$10.1

	Fiscal Year Ended September 30, 2025
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$1,891.3	$789.1	$(7.6)	$2,672.8
Less segment expenses
Direct costs(a)	1,086.5	581.0	(7.4)
Other segment items(b)	559.3	101.3	(0.2)
Segment Adjusted EBITDA	245.5	106.8	—	352.3
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				53.7
Depreciation expense				142.2
Amortization expense				29.3
Business transformation and integration costs (c)				26.1
Equity-based compensation (d)				19.0
'Debt extinguishment (e)				0.7
Income (loss) before income taxes				$81.3

	Fiscal Year Ended September 30, 2024
	Maintenance	Development	Eliminations	Total
Net Service Revenues	$1,964.0	$808.8	$(5.7)	$2,767.1
Less segment expenses
Direct costs(a)	1,114.5	613.8	(2.7)
Other segment items(b)	613.3	106.5	(3.0)
Segment Adjusted EBITDA	236.2	88.5	—	324.7
Reconciliation of total segment Adjusted EBITDA
Interest expense, net				62.4
Depreciation expense				108.4
Amortization expense				35.8
Business transformation and integration costs (c)				44.1
Equity-based compensation (d)				20.5
Gain on Divestiture (f)				(43.6)
Debt extinguishment (e)				0.6
Income (loss) before income taxes				$96.5

	Fiscal Year Ended
Capital Expenditures	September 30, 2026	September 30, 2025	September 30, 2024
Maintenance Services	$193.9	$205.0	$64.4
Development Services	31.1	49.2	14.0
Capital Expenditures	$225.0	$254.2	$78.4

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

(e)
Represents losses on the extinguishment of debt related to Amendments No. 11, No. 10, No. 9, No. 8, and No. 7 to the Credit Agreement, and Amendment No. 6 to the Receivables Financing Agreement, in the fiscal years ended September 30, 2026, 2025, and 2024, respectively, and includes accelerated amortization of deferred financing fees and original issue discount as well as fees paid to lenders and third parties.

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

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our Consolidated Balance Sheets and statement of changes in stockholders’ equity and mezzanine equity, as of and for the year ended September 30, 2026.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The aggregate liquidation preference of the Series A Preferred Stock was $512.0 as of September 30, 2026 and September 30, 2025.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 7.0% per annum, compounding quarterly, paid in kind or paid in cash, at the Company’s election. Dividends paid in kind are measured at fair value. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the liquidation preference of each such share of Series A Preferred Stock as of the applicable dividend payment date. Shares of the Series A Preferred Stock also entitle the holder to participate in any dividends paid on the Common Stock on an as-converted basis. The Company declared cash dividends of $35.8, $35.8, and $26.8 during the years ended September 30, 2026, September 30, 2025, and September 30, 2024, respectively. The Company paid cash dividends of $35.8, $35.8, and $17.8 during the years ended September 30, 2026, September 30, 2025, and September 30, 2024, respectively. In addition, the Company paid in-kind dividends of $8.9 during the year ended September 30, 2024. Accrued dividends of $9.0 are presented within Accrued expense and other current liabilities on the Consolidated Balance Sheets as of September 30, 2026 and September 30, 2025. There were no dividends issued to common stockholders during the years ended September 30, 2026 and 2025.

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

As of September 30, 2026, the Series A Preferred Stock is not probable of becoming redeemable as the most likely method of settlement is through conversion which is likely to occur before the holder right to request redemption becomes exercisable.

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

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculation for the periods indicated:

	Fiscal Year Ended
	September 30, 2026	September 30, 2025	September 30, 2024
Basic Earnings (Loss) per common share
Numerator:
Net income	$1.0	$56.0	$66.4
Less: dividends on Series A convertible preferred shares	(35.8)	(35.8)	(35.7)
Less: Earnings allocated to Convertible Preferred Shares	—	(7.4)	(11.2)
Net income (loss) available to common shareholders	$(34.8)	$12.8	$19.5
Denominator:
Weighted average number of common shares outstanding – basic	93,494,000	95,170,000	94,673,000
Basic earnings per share	$(0.37)	$0.13	$0.21

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders – diluted	$(34.8)	$12.8	$19.5
Denominator:
Weighted average number of common shares outstanding – basic	93,494,000	95,170,000	94,673,000
Dilutive effect of:
Stock compensation awards	—	1,333,000	1,403,000
Weighted average number of common shares outstanding – diluted	93,494,000	96,503,000	96,076,000
Diluted earnings per share	$(0.37)	$0.13	$0.20
Other Information:
Weighted average number of anti-dilutive Series A convertible preferred shares, options and restricted stock(a)	58,669,000	57,369,000	56,587,000

(a)
Weighted average number of anti-dilutive options is based upon the average closing price of the Company’s common stock on the NYSE for the period.